Form 10-K
period 2011-12-31
Skajaquoda Group inc.
filed 2012-05-04
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission file number: 333-176727

SKAJAQUODA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-2117356 (I.R.S. Employer Identification No.)

1001 Society Drive, Claymont, Delaware 19703

 (Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code: (302) 504-4448

Securities registered under Section 12(b) of the Act: none.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.00001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock, $0.00001 par value (the only class of voting stock), held by non-affiliates was $400,000 based upon the most recent offering price from our capital raising for such Common Stock ($0.05) for the common stock on May 4, 2012.

At May 4, 2012, the number of shares outstanding of the registrant’s common stock, $0.00001 par value (the only class of voting stock), was 1,000,000.

PART I

ITEM 1.          BUSINESS

As used herein the terms the “Company”, “we”, “our”, and “us” refer to Skajaquoda Group, inc. unless context indicates otherwise.

General

We were incorporated in the state of Delaware on April 29, 2011. Our business office is located at 1001 Society Drive, Claymont, Delaware, 19703. Our telephone number is (302) 504 4448. We plan on becoming a registered investment advisor. We have no plans to change our planned business activities or to combine with another business and we are not aware of any events or circumstances that might cause these plans to change.

Overview

Our firm's hallmark investment product will be the Skajaquoda Fund 1 and will be initially offered through a alternative investment fund. Technological advancements have made other options economically feasible, such as separately managed portfolios for large accounts. The details of our particular investment product offerings are revealed in another section of this plan on page 15. On the 5th of October, 2011 we registered "Skajaquoda Asset Management LLC" in the State of Delaware and applied to the County of New Castle to register the trade name "Skajaquoda Fund 1" for the purpose of setting up our fund using the newly formed LLC.

Skajaquoda Group will be structured as a corporation designed to capitalize on industry research performed by the founder and CEO, Einar Agustsson. Mr. Agustsson has been actively investing on international financial markets for a decade both as a private and professional investor. He has run his own privately held investment company since 2003 and has gained good experiance with most types of investment securities. Mr. Agustsson also has many years of management experience through his role as Chief Executve Officer and Chief Investment Officer of his company. Mr. Agustsson studied General Business Administration at the Reykjavik University 2004-2007 (located in Reykjavik, Iceland).

Skajaquoda Group has reserved the domain name skajaquoda.com for purposes associated with this business.

Our Business

The purpose of Skajaquoda Group is to create value for owners, employees, and investors via the establishment of an investment management organization designed for a phase in the investment industry requiring a special set of capabilities for success. Our CEO has drawn upon his own experience in the industry, to define a plan for the success of Skajaquoda Group. Buy and sell decisions are implemented quickly and efficiently across all portfolios. Under virtually no circumstances would we deviate from our discipline. Probably the single most important factor that defines success in the investment management business is performance. Thus, one of our primary goals is the achievement of a rating by Morningstar, an organization widely known by both individual and institutional investors for its marks of accreditation in the mutual fund industry. To be rated by Morningstar, funds must have a minimum performance history of three years.

Company Structure

Skajaquoda Group will be structured as a corporation designed to capitalize on industry research performed by the founder, Einar Agustsson.
This company is unique because it differs substantially from the way most existing investment management firms originated. Most of the firms created in the last 25 years were started by the departure of portfolio managers from the nation's largest banks, insurance companies, and brokerage firms. Generally, these individuals were deep in investment research talent but novice as it concerns the business and operating side of running an organization. The business plan for Skajaquoda Group is different. Skajaquoda Group is to be created by someone deep in knowledge of all aspects concerning investment management organizations.

The Skajaquoda Fund 1

The Skajaquoda Fund 1 will be a multi-strategy fund which goal is to generate outstanding returns on a rolling 18-24 month time horizon through the use of fundamental research across multiple industry sectors in order to generate an edge of insight or factual information. Once such information is obtained, the Company will determine if the information will put a company or an industry in a position to achieve success. Companies showing strong attributes will be considered for investment. Depending on the market environment, the Company's portfolio may be hedged at times using short sales of stocks, options, futures and other derivative securities, including but not limited to swap baskets. The Investment Management Company uses many factors to determine which companies should be considered for further research. In a broad equity market, it is of paramount importance to be able to screen for ideas in a disciplined and efficient manner. A thorough filtering process allows the Investment Management Company to focus on what is relevant. In essence, the Investment Management Company's process is predicated on having a high success rate on a small set of companies rather than attempting to form an opinion on too large a universe. Accordingly, idea generation is critical and relies on the following sources: company meetings, conferences, experienced peers, survey work, qualitative screens, periodicals, extensive network of contacts, the Company's investors and Wall Street reports.

 Investment Philosophy

Skajaquoda Group believes the goal of U.S. equity portfolios should be to outperform the broad market, as measured by the Wilshire 5000 or Russell 3000. Exposure to economic sectors will roughly approximate those of the benchmark. Our view is that any deviation from the benchmark represents a bet, or in our case, a calculated risk that will determine over or under performance. Portfolios will also maintain market cap exposure to large cap (>$10 billion), mid cap ($2 billion to $10 billion), and small cap (<$2 billion) securities. Like weightings to economic sectors, the weight of the portfolio allocated to large, medium, or small stocks represents a bet relative to the benchmark. On average, our portfolios will hold roughly 2/3 of their value in large cap stocks, and 1/3 of their value in mid and small cap stocks. This distribution among capitalization ranges represents a modest bet that mid and small cap stocks will outperform, consistent with studies showing small company stocks outperform larger companies in the long run.

We believe our process will be successful in the future for the following reasons:

1. It provides the opportunity to outperform the market without taking undue risks.
2. It does not concentrate heavily in a narrow segment of the market (e.g. small cap growth stocks, energy stocks, telecom stocks), thus portfolios are more likely to maintain a stable asset base when certain areas rotate out of favor and prompt redemptions.
3. It simplifies investor's portfolios by reducing the number of managers or funds they need in their overall asset allocation.

We currently only have one employee Mr. Agustsson. Once more employees are added the decision-making process will be one of consensus. The portfolio management team will meet weekly to discuss the portfolio and any changes to it. In rare cases, if we fail to reach a consensus decision, the Chief Investment Officer will act as the arbiter, usually prompting for additional research, but if necessary, providing a final decision. The Chief Invstment Officer will set a deadline for all additional research so not to delay the decision-making process unnecessarily. Our investment model is one in which portfolio managers are also analysts. Portfolio manager/ analyst responsibilities include idea generation, due diligence, and completion of research projects directed by the Chief Investment Officer. While each portfolio manager/analyst has experience in various areas, they are generalists in the sense that they are not assigned specific sector responsibilities. We believe this allows individuals to remain stimulated by their jobs. At least one research assignment per month will be that of an in-depth review of an economic sector. We believe this provides sufficient coverage per economic sector and enhances the team's overall coverage of the broad market.

Market Analysis Summary

Much of our analysis focuses on the mutual fund segment of the investment industry because it is such a large component of the overall landscape. We have additionally provided information as it pertains to the management of separately managed portfolios (i.e. "separate accounts"). To understand the data here, one must understand that separate account managers must register their firms with the SEC. Thus, they are known as "Registered Investment Advisors." For Skajaquoda Group, the technologies we have selected will enable us to capitalize by utilizing both product types, mutual funds and separate accounts.
Skajaquoda Group plans to file form ADV with the SEC to become a registered investment advisor. The registration process is explained in the "Registered Investment Advisor Registration" section.

Competition

The number of participants in the investment industry is large. They range from providers of a single investment product to multi-product firms with literally hundreds, if not thousands, of investment product offerings. The several-trillion-dollar industry certainly has the size to support a large number of firms. However, many participants are not "complete" firms as it pertains to the capabilities required for success in today's, but more importantly, tomorrow's environment.

Competitors within the alternative investment fund industry consist of large firms, competitors include Bridgewater Associates, JPMorgan Asset Mangagement, Man Investments, Paulson & Co, Brevan Howard, Och-Ziff Capital Management, BlackRock, BlueCrest Capital Management, Angelo, Gordon, & Co, Goldman Sachs Asset Management who typically focus on the highly competitive high net worth investor market. RIAs, who are licensed directly with the SEC and not through a broker-dealer, select third-party firms for custodial services, and competitors include Charles Schwab & Co. and Fidelity Brokerage Services LLC.

Target Market Segment Strategy

Our target market will be highly dependent on the stage of our product in its development cycle. Most of the marketing opportunity will occur beyond the first year of product development. However, some initial opportunities do exist. Opportunities include marketing to programs that invest specifically in "emerging managers." Furthermore, the high net worth and retail marketplace can be accessed to a limited degree, even in the early stages, through already-established relationships with clients.

Like manufacturing organizations, investment management firms must develop products to provide to their customers. Skajaquoda Group' hallmark product offering will be the Skajaquoda Fund 1, an investment product offering based on investor's desires to outperform the overall market via a single, diversified vehicle and to avoid the need to create complex investment structures such as those employed by institutional investors.

Positioning Statement

While it's important to show some level of consistency with the latest trends in the industry, it's more important to provide a solution that will stand the test of time. The decade of the 1990s is littered with examples in which individual investors have chased past performance and have sought unrealistically high returns by investing in recently hot investment vehicles, often concentrated in niche areas such as technology specific funds (e.g. Internet mutual funds) or style specific funds (e.g. small company growth mutual funds). The hard learned lessons for individual investors are that past performance is no guarantee of future performance, and that the market tends to favor one area for a period of time only to unpredictably rotate in favor of another area at a later time. Additional support for our strategy comes from the tendency for individual investors to mimic the strategies they see utilized by the nation's largest institutional investors (e.g. pension funds and university endowments). Because of their size, institutional investors allocate their assets to various portions of the U.S. equity market (e.g. large cap growth, small cap growth, large cap value, small cap value, etc.) by selecting investment firms and products that are specialized in certain areas. These structures are complex, and as research contained herein suggests, inefficient as it pertains to the average investor.

Many portfolios piece together numerous managers, resulting in index-like structures at high fees that are incapable of providing the performance sought after by active portfolio management in the first place. The negative effects this would have on a portfolio held for the long-term. Additionally, we can state with confidence that this cost is even higher for individual investors. The prescription to institutional investors is to embrace the entire opportunity set represented by an asset class via utilization of more simplified structure.

We'll go one step further to purport this is even more important as it applies to individual investors. The level of acceptance of simplified portfolios among institutions remains to be seen. Some institutions may find difficulty with the concept simply because the large size of their portfolios makes it prohibitive to reduce the number of managers within their portfolios. However, this concept is one to be embraced by individuals because it simplifies their portfolios, while at the same time reduces the need for outside counseling. The trend toward more simplified portfolio structures is simply a reversion to the way things were prior to the specialized categories and labels developed for equity products over the last couple decades.

Alternative Investment Funds

Investment activities of Alternative Investment funds are generally less regulated; their high entry levels and more specialist nature means that they are not a 'mass market' product. Mutual funds however are highly regulated, restricting the use of short selling and the use of derivatives for hedging. These regulations can serve as handcuffs making it more difficult to outperform the market or to protect the assets of the fund in a downturn. Alternative Investment fund managers typically receive a performance-related fee. Alternative Investment fund investing is more demanding and requires greater knowledge, skill and talent. It is because of this differing fee structure that hedge funds are able to attract the best investment talent in the market. Alternative Investment funds can use various hedging strategies and can also make money in declining markets. It should be noted, however, that some funds that are termed alternative funds do not actually hedge against risk. While the performance of mutual funds is dependent on the direction of the equity markets many alternative investment fund strategies are not dependent on market direction. Accordingly, they have a very low correlation to traditional equity markets as well as each other.

Service Business Analysis

The investment industry is a classic example of a traditional industry embracing technology to become more efficient. It is clearly fragmented, and while the past few years have seen some consolidation, fragmentation will remain due to the differentiation in investment products, both real and perceived. It's important not to understate the complexities of this industry. While mature by some measure, a dynamic change (e.g. advancements in communications and other technologies) and a positive environment for investing have created opportunities that will perpetuate well into the next decade.

The beauty of investment management is that great economies of scale can be achieved with successful investment product offerings. When organized efficiently and provided with the appropriate technology and support services, the size and number of accounts becomes irrelevant. Essentially, the underlying portfolio (product) is the same. Additionally, related products can be easily derived from the main product platform. At a recent investment conference, the CEO of IOMEGA stated, "...derivative products are important in any industry." We would certainly agree. Thus, we have provided for introduction of closely related products to be launched during the later stages of our start-up (see Multi-Product Platform). These derivative products include a balanced product (our Total Market Equity strategy combined with a non-proprietary, fixed-income product), a large stock product (the large cap portion of our Total Market Equity strategy), and an extended market product (the mid and small cap portion of our Total Market Equity strategy). As an investment track record is developed, marketing opportunity expands. Additionally, a successful product can be leveraged into derivative products, thereby increasing asset gathering potential.

Funds with 4-star or 5-star ratings (the two highest levels) accounted for the majority of net asset flows over the last four years; however, there are virtually no guarantees when it comes to investment performance. This is evidenced by the SEC mandated disclosures attached to all mutual fund disclosure. If a firm takes all the steps to "stack the deck" in its favor, the probability of achieving the desired success is significantly increased. In the following sections we outline a plan that identifies the right people to execute the investment process within an environment conducive to efficient investment management practices. As it pertains to the investment management industry, a properly "stacked deck" (i. e. the optimal organization) is a competitive advantage that cannot easily be achieved by many of the firms in existence today for a variety of reasons.

The Three P's

There are three P's commonly associated with investment management organizations: People, Process, and Performance. The prior two determine the latter.
While this proposal highlights many areas (market research, financial projections, etc.), there are only two areas that will ultimately determine the level of success achieved by this group. The first is the people. Bright, energetic, talented, and knowledgeable individuals compose the core of the team presented to you. In addition, research explains that the most qualified investment professionals are attracted to efficient firms that are free from bureaucracy and that align interests via equity stakes. Process is the second critical element of this proposal. Cutting-edge research is provided in support of our portfolio management process. The implementation of our process is maximized by outsourcing virtually all functions not related to portfolio management and research, thereby exploiting the firm's human capital

Strategy and Implementation Summary

The key to marketing an investment product is to develop a successful product, develop a pattern of success, and show that pattern can be repeated in the future. After which time, successful products should be aggressively marketed if capacity to manage additional assets exists. While a three to five-year period may seem like millennia compared to the technology world, it is really quite reasonable considering the fact that private equity investors in limited partnership vehicles are generally satisfied with a 10-year waiting period that exists prior to a return of their capital investment. Based on the developmental timeline associated with investment products, this plan provides a financial outline of Skajaquoda Group' funding requirements for the first few years of operations.

Sales Strategy

Our firm's hallmark investment product will be the Skajaquoda Fund 1 and will be initially offered through an alternative investment fund. Technological advancements have made other options economically feasible, such as separately managed portfolios for large accounts.

Database

A proprietary database has been developed to monitor these and other factors, including our reason for purchase or sell. Purchase candidates are characterized by one of the following:
1. Value - cheap, based on common valuation measures (relative value, franchise value, discounted cashflow value) and catalyst or change will cause price to appreciate
2. Relative Value - "middle ground"
3. Growth - growing faster than the market average but price does not represent realizable growth opportunities (e.g. P/E to growth rate ratio)

Turnover

We expect to turn over approximately 1/3 of the portfolio each year. This is consistent with an average holding period of three years. In general, we would like for all holdings to be long-term investments. Thus we attempt to identify stocks with which we would be comfortable with if we were "locked in" for three years. This forces us to look beyond short-term noise in quarter-to-quarter results and focus on the big picture, such as management's vision for the future and their probability of executing their plan. However, we do realize that quick price changes, especially in volatile markets, may cause us to realize gains (or losses) sooner than anticipated.

ITEM 1A.       RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.
The Company commenced operations as Skajaquoda Group inc on 29th of April 2011. Accordingly, we have a limited operating history from which you can evaluate our current business and our prospects. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries. Some of these risks relate to our ability to:
attract and retain consumers on a cost-effective basis;
expand and enhance our service offerings;
respond to regulatory changes or demands;
respond to litigation;
operate, support, expand and develop our operations, our website and our software, communications and other systems;
diversify our sources of revenue;
maintain adequate control of our expenses;
raise additional capital;
respond to technological changes; and
respond to competitive market conditions.
If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition or results of operations may suffer.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATION MAY BE ADVERSELY AFFECTED BY MARKET FLUCTUATIONS AND OTHER ECONOMIC FACTORS.
Our financial condition and results of operations may be adversely affected by market fluctuations and other economic factors. Significant downturns and volatility in equity and other financial markets could have an adverse effect on our financial condition and results of operations. General economic and market factors can affect our commission and fee revenue. For example, a decrease in market levels can:
(a) reduce new investments by both new and existing clients in financial products that are linked to the stock market.
(b) reduce the value of advisory and fund assets, thereby reducing asset-based fee income and
(c) motivate clients to withdraw funds from their accounts, reducing advisory and fund assets, advisory fee revenue and asset-based fee income.

LACK OF LIQUIDITY OR ACCESS TO CAPITAL COULD IMPAIR OUR BUSINESS AND FINANCIAL CONDITION.
Registered investment advisors must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. Some potential conditions that could negatively affect our liquidity include:
(a) illiquid or volatile markets;
(b) diminished access to debt or capital markets or
(c) unforeseen cash or capital requirements, adverse legal settlements or judgments.

We may need to rely on financing sources such as bank debt. The availability of additional financing will depend on a variety of factors such as
(a) market conditions;
(b) the general availability of credit;
(c) the overall availability of credit to the financial services industry;
(d) our credit ratings and credit capacity and
(e) the possibility that our stockholders, advisors or lenders could develop a negative perception of our long-or short-term financial prospects if the level of our business activity decreases due to a market downturn.
Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us.

REGULATORY DEVELOPMENTS AND OUR FAILURE TO COMPLY WITH REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS BY INCREASING OUR COSTS AND EXPOSURE TO LITIGATION, AFFECTING OUR REPUTATION AND MAKING OUR BUSINESS LESS PROFITABLE.
Our business is subject to U.S. regulation and supervision. The securities industry in the United States is subject to extensive regulation under both federal and state laws. U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. There can also be no assurance that other federal or state agencies will not attempt to further regulate our business. These legislative and regulatory initiatives may affect the way in which we conduct our business and may make our business model less profitable. Our profitability could also be affected by rules and regulations that impact the business and financial communities generally and, in particular, our advisors’ clients, including changes to the laws governing taxation, privacy and data protection. Failure to comply with new rules and regulations could subject us to regulatory actions or litigation and it could have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, new rules and regulations could result in limitations on the lines of business we conduct, modifications to our business practices, increased capital requirements or additional costs.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.
We will need to obtain additional financing in order to complete our business plan as we will not receive any funds from this registration.
We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing. Obtaining additional financing would be subject to a number of factors including investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.
The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED BUSINESS HISTORY.
We are a development stage company with a limited business history

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITOR.
In our last audit for the period 04/29/2011(inception) to 12/31/2011 we received a going concern opinion from our auditor.

OUR OFFICER AND DIRECTOR HAS NO EXPERIENCE IN OPERATING OR MANAGING A PUBLIC COMPANY.
Our Officer and Director has no experience in operating or managing a public company

WE HAVE ONLY A LIMITED NUMBER OF CLIENTS AT ANY GIVEN TIME. EVEN IF WE OBTAIN NEW CLIENTS, THERE IS NO ASSURANCE THAT WE WILL MAKE A PROFIT.
We have only a limited number of clients at any given time. Even if we obtain new clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations. We currently have three clients.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT MARKETING OF OUR SERVICES TO POTENTIAL KNOWN CLIENTS. AS A RESULT, WE MAY NOT BE ABLE TO ATTRACT ENOUGH CLIENTS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Because we are small and do not have much capital, we must limit marketing of our services. We will initially generate revenues through the sale of services. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR SERVICES ARE SUBJECT TO SEASONAL FLUCTUATIONS AND AS A RESULT THERE MAY BE PERIODS WHEN WE SUSPEND OPERATIONS.
Seasonal fluctuations in the investment market will adversely impact revenues and may impede future growth. Historically revenues in this area are strongest in the first and second quarters of the calendar year. Prolonged periods where there is a lack of revenue may cause cutbacks and create challenges for meaningful growth.

BECAUSE WE HAVE ONLY ONE OFFICER AND DIRECTOR WHO IS RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US.
We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

BECAUSE WE DO NOT MAINTAIN ANY INSURANCE, IF A JUDGMENT IS RENDERED AGAINST US, WE MAY HAVE TO CEASE OPERATIONS.
We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

BECAUSE AN INSIDER CONTROLS OUR ACTIVITIES, HE MAY BLOCK OR DETER ACTIONS THAT YOU MIGHT OTHERWISE DESIRE THAT BE TAKEN AND MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO SUCH INSIDER AND NOT TO OUTSIDE SHAREHOLDERS.

Our officer and director controls 60% of our common stock, and we do not have any non-employee directors. As a result, he effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. He also has the ability to block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR MANAGEMENT DECISIONS ARE MADE BY OUR OFFICER AND DIRECTOR; IF WE LOSE THEIR SERVICES, OUR REVENUES MAY BE REDUCED.
The success of our business is dependent upon the expertise of Einar Agustsson. Because he is essential to our operations, you must rely on his management decisions. He will continue to control our business affairs after the filing. If we lose his services, we may not be able to hire and retain other officers and directors with comparable experience. As a result, the loss of his services could reduce our revenues.

BECAUSE THERE IS NOT NOW AND MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK, INVESTORS MAY HAVE DIFFICULTY IN RESELLING THEIR SHARES.
Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investors ability to resell their shares.

BECAUSE WE DO NOT HAVE AN AUDIT OR COMPENSATION COMMITTEE, SHAREHOLDERS WILL HAVE TO RELY ON THE COMPANY DIRECTOR, WHICH IS NOT INDEPENDENT, TO PERFORM THESE FUNCTIONS.
We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. All members of the board of directors are not independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

OUR GROWTH CANNOT BE ASSURED. EVEN IF WE DO EXPERIENCE GROWTH, WE CANNOT ASSURE YOU THAT WE WILL GROW PROFITABLY.
Our business strategy is dependent on the growth of our business. For us to achieve significant growth, potential customers must accept our services as valuable.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.
The investment market is intensely competitive and there may be larger more profitable companies with established business practices that will be in direct competition with our business model.

INTERRUPTIONS IN SERVICE FROM THIRD PARTIES COULD IMPAIR THE QUALITY OF OUR SERVICE.
We rely on third-party computer systems and other service providers. Third parties provide, for instance, our data center, telecommunications access lines and significant computer systems, support and maintenance services. Any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. If our arrangements with any of these third parties is terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.
IF WE FAIL TO INCREASE OUR BRAND RECOGNITION AMONG CONSUMERS, WE MAY NOT BE ABLE TO ATTRACT AND EXPAND OUR CLIENT BASE.
We believe that establishing, maintaining and enhancing the Company brand is a critical aspect of our efforts to attract and expand our client base. The number of companies that offer competing services increases the importance of establishing and maintaining brand recognition. In addition, we will need to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition to attract and retain users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.
WE HAVE ARBITRARILY DETERMINED THE OFFERING PRICE, WHICH EXCEEDS THE BOOK VALUE OF THE SECURITIES.
Investors may be unable to recoup their investment if the value of our securities does not materially increase. The offering price does not bear any relationship whatsoever to our assets, earnings, book value or any other objective standard of value. Therefore, investors may be unable to recoup their investment if the value of our securities does not materially increase. Among the factors we considered in determining the offering price were:

  Our lack of an operating history,
  The amount of capital to be contributed by purchasers in this offering in proportion to the amount of stock to be retained by our existing stockholders, and
  Our relative cash requirements.

EVOLVING GOVERNMENT REGULATION COULD IMPOSE TAXES OR OTHER BURDENS ON OUR BUSINESS, WHICH COULD INCREASE OUR COSTS OR DECREASE DEMAND FOR OUR PRODUCTS.
We must comply with laws and regulations applicable to investment management. Increased regulation of the industry or different applications of existing laws might slow the growth in the use of our services, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing alternative investment funds are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our users personally identifiable information may impose on us additional costs and operational constraints.

THERE IS NO ESTABLISHED TRADING MARKET FOR OUR COMMON STOCK, AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE OR MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE.
There has not been a public market for our common stock prior to this offering. We cannot predict the extent to which a trading market will develop or how liquid that market might become. If you purchase shares of common stock in this offering, you will pay a price that was not established in the public trading markets. The initial public offering price will be determined us. You may not be able to resell your shares above the initial public offering price and may suffer a loss on your investment.
The market prices of the securities of internet-related and online commerce companies have been extremely volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:
changes in financial estimates by us or by any securities analysts who might cover our stock;
conditions or trends in the investment industry;
announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
capital commitments;
additions or departures of key personnel;
sales of our common stock, including sales of our common stock by our director and officer or our Founding Principles; and
potential litigation

THE MARKET PRICES OF THE SECURITIES OF INVESTMENT-RELATED COMPANIES HAVE BEEN ESPECIALLY VOLATILE.
Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

WE ARE GOVERNED SOLEY BY OUR ONE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.
Our executive officer and director makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. Accordingly, there will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, our executive officer and director will exercise full control over all matters that typically require the approval of a Board of Directors. The actions of our executive officer and director are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company from the corporate governance perspective.

Our Executive Officer and Director exercises control over all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against the transactions implemented by our executive officers and directors, conflicts of interest and similar matters.
We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE RELY ON OUR OFFICER AND DIRECTOR FOR DECISIONS AND HE MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS.
We rely on our executive officer and director to direct the affairs of the company and rely upon them to competently operate the business. We do not have key man insurance on our executive officer and director and have no written employment agreement with him. Should something happen to our officer and director, this reliance on one individuals could have a material detrimental impact on our business and could cause the business to lose its place in the market, adversely affect our growth potential, or even fail. Such events could cause the value of our stock to decline or become worthless.

WE DO NOT EXPECT TO PAY ANY DIVIDENDS FOR THE FORESEEABLE FUTURE.
We do not anticipate that we will pay any dividends to our stockholders in the foreseeable future. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize on their investment. Investors seeking cash dividends should not purchase our common stock.

OUR SHARES QUALIFY AS PENNY STOCKS AND, AS SUCH, ARE SUBJECT TO THE RISKS ASSOCIATED WITH "PENNY STOCKS". REGULATIONS RELATING TO "PENNY STOCKS" LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.
The Company's common shares may be deemed to be "penny stock" as that term is defined in Regulation Section "240.3a51 -1" of the Securities and Exchange Commission (the "SEC"). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.
Section "15(g)" of the United States Securities Exchange Act of 1934, as amended, and Regulation Section "240.15g(c)2" of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".
Moreover, Regulation Section "240.15g -9" of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to:
(a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;
(b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common shares to resell their common shares to third parties or to otherwise dispose of them. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:
(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses
Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our executive office is located at 1001 Society Drive, Claymont, Delaware, 19703. The office is 550 square feet of space, and is leased without a lease agreement. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms, we do not foresee any significant difficulties in obtaining such space.

We do not presently own any real property.

ITEM 3.          LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common shares are not currently quoted on any exchange.

Common Stock

As of December 31, 2011, the Company had 41 shareholders of record holding a total of 1,000,000 shares of fully paid and non-assessable common stock of the 10,000,000 shares of common stock, par value $0.00001, authorized. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

We currently have zero shares of preferred stock authorized or outstanding.

Warrants

As of December 31, 2011, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2011, the Company had no stock options to purchase shares of stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock.

Securities Authorized For Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On 04/29/2011 we sold 600,000 shares of our common stock to our Chief Executive Officer, Einar Agustsson, at 0.0002316 per share. The shares were sold pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

On 05/17/2011the company filed a notice of exempt offering of securities according to regulation D rule 506 of the securities act. The company sold 400,000 shares of its common stock to outside investors in a private placement. Each investor bought 10,000 shares of common stock for 0.05 per share. After the purchase each investor that participated in the offering holds 1% of the company's common stock. The names of the investors that bought shares in the offering are: Bjorgvin F ehf, Vergar Capital AF inc, Luxury Adventures ltd, Rivers of Iceland, SQDA 1 ltd, AH Klast ltd, IHF Group ltd, AGSN ehf, LA ltd,
ROI ltd, Likenia inc, Alphacrux inc, TA Group ltd, AT Group ltd, AH Group ltd, Janulus inc, Strigiform ltd, Agust Fannar Einarsson, BS Fridriksson LLC, Soley Rut Magnusdottir, Pointer White ltd, SQDA 2 ltd, Waterthorn ltd, Worros ltd, Mattport ltd, Marrots ltd, Mjolnir Energy Fund, Nebulark ltd, WE Moray ltd, Ducard Holdings ltd, Wolfray ltd, Leapdoor ltd, Dragensaw ltd, Wertoch ltd, Smokebay ltd, Gahrt ltd, Erethizon Finance ltd, Mammansara ltd, Pennanti ltd, Felynx ltd.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the offers were isolated private transactions by the Company which did not involve public offerings; (2) the offeree has access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii) having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Transfer Agent and Registrar

The contact information for our transfer agent is as follows:

VStock Transfer, LLC
77 Spruce Street, Suite 201
Cedarhurst, NY 11516

(212) 828-8436
www.vstocktransfer.com

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

PLAN OF OPERATIONS:

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations. We may require up to $200,000 in additional financing to expand our operations as outlined in the table below, subject to our cash on hand and actual revenues.

Goal	Expected Manner of occurance or Method of Achievment	Date When Steps Shold Be Accomplished	Cost of Completion
Complete IA Registration	Complete investment advisor registration process	6 - 9 months	$40,000
Complete corporate website	Complete design and technology of our corporate website	6 - 9 months	$30,000
Launch Marketing Phase	Implementation of markting plan	6 - 12 months	$75,000
Create Corporate Identity and brand recognition	Build our image as a trusted service provider	12 - 24 months	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of this offering. Our cash on hand as of December 31, 2011 is $99,376. We do not have sufficient cash to fund our operations for the next twelve months.
Our monthly expenses consist of rent, legal fees, accounting and audit fees associated with our attempt to become quoted on the OTC Bulletin Board. We are currently in the beginning stages of the investment advisor registration process which has created minor costs.

All steps will be undertaken contemporaneously.

Limited operating history; need for additional capital

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in dilution to shareholders.

Long-Term Liquidity Needs
We plan to meet our most significant liquidity needs beyond the next 12 months through future cash flow, the private or public issuance of debt or equity securities. We cannot provide any assurances that we will be able to access the capital markets on favorable terms, if at all.

Cash Requirements
Our cash on hand as of December 31, 2011 is $99,376. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.
Any additional growth of the Company may require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.
Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.
Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2011 in order to fully implement our plans for growth.
The failure to secure any necessary outside funding would have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Future Financings
Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $200,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we plan to seek additional financing to meet our planned expenditures through a private placement of our common stock shortly after this registration statement has been declared effective. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.
Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FROM APRIL 29, 2011(INCEPTION) TO DECEMBER 31, 2011

REVENUE
Our net revenue amounted to $80,201 for the period of April 29, 2011(inception) to December 31, 2011.
The revenue came from investment advisory services that are exempt from registration. These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services. Net income of $(5,670) includes $30,201 of related party revenue that has no costs associated with it as previosly mentioned this is do to our Chief executive officer not currently receiving salary.

Fluctuations in our revenues are primarily the result of the nature of the business model we operate. The Company can neither predict or assess, nor prevent fluctuations. We attempt to offer services at competitive prices. Because of the unpredictable nature of fluctuations, we do not attribute fluctuations to any particular item or event. Our business model is designed to respond to fluctuation with immediate change. We do not account for or analyze the fluctuations as we do not believe it to be a prudent use of resources, given our business model.

OPERATING EXPENSES
Our total operating expenses for the period of April 29, 2011(inception) to December 31, 2011 were $85,871. Expenses consisted primarily of general operating expenses including professional fees. The company incurred $70,500 in consulting expenses for services performed by Likenia, a related party. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET PROFIT

We had a net loss of $(5,670) for the period of April 29, 2011(inception) to December 31, 2011. Our net loss for the peroid ended December 31, 2011 is attributed to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2011, our cash balance was $99,376.
Cash flows from operating activities from April 29, 2011(inception) to December 31 were negative $(5,670).
As of September 30, 2011, a related party had loaned the Company $110,000. This loan is payable on demand, unsecured and does not accrue interest.
The Director believes that the Company will in the beginning of November 2012 generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities
The Company has no current liabilities besides a loan agreement with a related party to of $110,000 to fund operations. The loan does not bear interest and is due on demand. Working capital (the difference between the Company's current assets and current liabilities) was $6,261 at December 31, 2011. Our net income for the year, as adjusted for amortization and future income taxes, was $(5,670) for the period ended December 31, 2011.

Financing Activities
During the period ended December 31, 2011, we had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.
On June 23, 2011, the Company disbursed $20,730 under a $25,000 line of credit ("Note") to an unrelated party. The unpaid principal of this line of credit shall bear simple interest at the rate of 5% per annum. Interest shall be calculated based on the principal balance as may be adjusted from time to time to reflect additional advances made hereunder. Interest on the unpaid balance of this Note shall accrue monthly but shall not be due and payable until June 22, 2016, when the principal balance of this Note becomes due and payable.

As of September 30, 2011, a related party had loaned the Company $110,000. This loan is payable on demand, unsecured and does not accrue interest.

Off-Balance Sheet Arrangements
The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk
In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.
Substantial portion of the company's net sales, cost of sales and operating expenses could be denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow.

Critical Accounting Policies and Estimates
Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Revenue Recognition
SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Goodwill
The Company has not attributed any value to goodwill.

Accounting for Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Investment Advisor Registration Process
In recent years the registration system for Investment advisers was overhauled. Previously, Investment advisers were required to register with the SEC, and with each state in which they did business. Today Investment advisers are regulated by either the SEC or the States, but not both. Of course, both groups of regulators maintain jurisdiction over the activities of these advisers, the change has been in the registration requirements.
Simplifying the structure, firms that have less than $25 million of assets under continuous and regular management generally must register with the state or states in which they have a place of business and in which they have clients, while firms that have more than $30 million under management must register with the SEC. Between $25 and $30 million the firm is allowed to register with the SEC or applicable states. (There are other exceptions to state registration, such as for firms doing business in 30 or more states and firms doing an Internet based business.) Firms that are registered with the SEC usually have to provide a copy of their Form ADV and pay a filing fee to states in which they have clients.

Filings

The main document in the registration of an investment adviser is Form ADV. All advisers now register with the SEC and the States electronically through IARD, a secure Internet based data system. Setting Up an IARD Account is the first step in the registration process. Once an adviser establishes an IARD account, the adviser can access Form ADV (Part 1) on IARD, complete this part of Form ADV, and submit it electronically through IARD to the SEC. Part II of Form ADV is completed in paper form as discussed below.

The SEC generally has 45 days after receipt of the Form ADV to declare an applicant's registration effective. The SEC will mail an Effective Order to an adviser once an adviser's registration is declared effective. An adviser can also check on IARD under the heading "Registration Status" to see if its registration has been declared effective by the SEC. The process for State registered advisers varies from state to state, but is similar to the SEC process.

Form ADV has two parts.

Part 1 asks for information about an adviser's business, the persons who own or control the adviser, and whether the adviser or certain of its personnel have been sanctioned for violating the securities laws or other laws. Part 1 is available in electronic format and is both filed and amended through IARD. See the General Instructions to Form ADV (No. 4) for information on updating Form ADV.

Part II is a written disclosure statement (or a written brochure) that provides information about business practices, fees, and conflicts of interest the adviser may have with its clients. Part II must be completed in paper format. IARD is not prepared to accept an electronic filing of Part II at this time. You can print a blank copy of Part II from the SEC website.
Part II is a disclosure statement that an adviser must use to provide information to clients and potential clients. Read rule 204-3 under the Investment Advisers Act of 1940 regarding your legal obligations 1) to deliver a copy of Part II (or a brochure containing comparable information) to prospective clients and 2) to offer annually a copy of Part II (or a brochure containing comparable information) to all current customers. You must keep your Part II current, maintain a copy in your files, and make it available to SEC staff upon request. Do not send your Part II to the SEC. Check with state securities authorities to determine what their filing requirements are for Part II.

Ongoing Requirements

While the requirements for registration and maintaining the registration vary from state to state, there are some general principles which apply in all states. Each state requires that IAs who do business in their state:
        State advisers to register or become licensed.
        Federal covered advisers to make a notice filing of their Form ADV.
        A passing score on a competency examination for each individual acting as an investment adviser or investment adviser representative.
        Payment of a fee for processing the applications.
        Certain disclosures to the securities agency and/or the public.
        Registration of branch offices of the adviser.
        A bond or minimum net capital.

A notice filing for a federal covered adviser is usually made by:
        Filing a complete copy of its Form ADV as filed with the US SEC.
        Filing a Form U-4 application for each investment adviser representative who will provide services on behalf of the investment adviser.
        Payment of any required notice filing fees.

The State and the SEC require electronic filing via the Investment Adviser Registration Depository (IARD). Firms must register with the IARD prior to making a filing. Complete information regarding the IARD system is available at http://www.iard.com/GetStarted.asp

Annual Renewals

Investment advisers and investment adviser representatives must renew their registration/license annually. In many states, the term is from January 1 to December 31 of a given year. However, some states have different renewal dates. If an adviser becomes registered/licensed in the middle of a year, the fee is usually not prorated. Today, the renewal process for investment advisers is handled by IARD.

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters
(a) No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "SEC") or any state securities agency or authority. The Company has made an application to FINRA for the Company's shares to be quoted on the OTCBB. The Company's application to the FINRA consists of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTCBB permits price quotation for the Company's shares to be published by such service.
The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.
If and when the Company's common stock is traded in the OTCBB, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.
The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.
For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.
(b) Holders. At December 31, 2011, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

Equity Compensation Plans
We have no equity compensation program including no stock option plan and none are planned for the foreseeable future.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.
We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Going Concern

Our auditors included an explanatory statement in their report on the Company’s financial statements for the periods ended December 31, 2011, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit. Our ability to continue as a going concern is subject to the ability of the Company to obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the period ended December 31, 2011 are attached hereto as F-1 through F-14.

SKAJAQUODA GROUP, INC.

Period ended December 31, 2011

INDEX

                                                                                                                                 Page

Report of Independent Registered Public Accounting Firm      F-2

Balance Sheets                                                                   F-3

Statements of Operations                                                     F-4

Statement of Stockholders’ Equity (Deficit)                           F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-7

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Skajaquoda Group, Inc.

We have audited the accompanying balance sheet of Skajaquoda Group, Inc. (the Company"), a development stage enterprise, as of December 31, 2011 and the related statements of operations, stockholders' equity. and cash flows for the period April 29, 2011(inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to ex-press an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the. audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except as discussed in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Skajaquoda Group, Inc. as of December 31, 2011 and for the period April 29, 2011 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty,

/s/ Anil Bedi —FCA, CPA
Partner
HDSG & ASSOCIATES, LP
5303 Aldeburgh Dr
Suwanee, GA 30024
May 3, 2012

Skajaquoda Group, Inc. (A Development Stage Entity)

Balance Sheet
For the period ended December 31, 2011

December 31, 2011
Assets
Current assets
Cash and cash equivalents	$99,376
Accounts receivable	0
Deferred offering costs	0
Total current assets	99,376

Noncurrent assets
Loan receivable	20,730
Total noncurrent assets	20,730
Total assets	$20,730

Liabilities and Stockholders Equity
Current liabilities
Current income taxes payable	$0
Loan	103,137
Accounts payable	2,500
Total current liabilities	105,637
Total liabilities	105,637

Stockholders' Equity
Common stock, $0.00001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2011	$10
Additional paid-in capital	20,129
Retained earnings	(5,670)
Total stockholders equity	14,469

Total liabilities and stockholders equity	$120,106

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Operations
For the period ended December 31, 2011

From April 29, 2011 (Inception) to December 31, 2011
Revenue
Consulting services - related party	$20,801
Consulting services - related party	59,400
Total revenue	80,201

Expenses
General administrative	85,871
Total expenses	85,871

Total income before income taxes	(5,670)

Income tax expense	0
Net income	(5,670)

Earnings per share
Basic	$(0.0057)
Diluted	$(0.0057)

Weighted average common shares
Basic	1,000,000
Diluted	1,000,000

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Changes in Stockholders' Equity
For the Period ended December 31, 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at April 29, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock	1,000,000	10	$ 20,129	-	20,139
Net income	-	-	-	(5,670)	(5,670)
Balance at 31 December 2011	1,000,000	$ 10	$ 20,129	$ (5,670)	$ 14,469

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Cash Flows
For the Period From April 29, 2011 (Inception) to December 31, 2011

From April 29, 2011 (Inception) to December 31, 2011
Cash flow from operating activities
Net income	$(5,670)
Adjustments to reconcile net income to net cash
provided by operating activities:	0
Increase in accounts receivable	0
Increase in accounts payable	2,500
Increase in income taxes payable	0
Net cash provided by operating activities	$(3,170)

Cash flow from investing activities
Issuance of loan receivable	(20,730)
Cash flow used in investing activities	$(20,730)

Cash flow from financing activities
Issuance of common stock	20,139
Payment of deferred offering costs	0
Proceeds from demand loans from related party	103,137
Cash flow provided by financing activities	$123,276

Net increase in cash and cash equivalents	99,376

Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period	$99,376

Interest paid	$-

Taxes paid	$0

The accompanying notes are an integral part of these financial statements.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of December 31, 2011

1. Incorporation and Operations

Skajaquoda Group Inc. ("Skajaquoda" or the "Company") is domiciled in Delaware, and commenced operations on April 29, 2011 (Inception). The Company plans to become a registered investment advisor.
Based on the Company's business plan, it is a development stage company since planned principle operations have not yet commenced. Accordingly, the Company has prepared its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") that apply to developing enterprises. As a development stage entity, the Company discloses its retained earnings during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began on April 29, 2011, when the Company was organized.

2. Going Concern

The preparation of financial statements in accordance with GAAP contemplates that operations will be sustained for a reasonable period. The Company is in the development stage and is dependent on outside sources of financing for continuation of its operations. These conditions raise substantial doubt about the ability of theCompany to continue as a going concern for a reasonable period.

The company plans to improve its financial condition thru a private placement. However, there is no assurance that the company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern. We cannot give any assurances regarding the success of management's plans. Our financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of December 31, 2011

3. Significant Accounting Policies

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value.

Accounts Receivable - The Company grants credit to customers in the normal course of operations. Accounts receivables are based on management's evaluation of outstanding receivables at year end. Allowance for doubtful accounts, if any, is provided based on the review of outstanding receivables, historical experience and economic conditions. Uncollectible accounts are expensed in the period such amounts are determined.

Loan Receivable - Loans receivable are financial assets with fixed or determinable payments that are not quoted in an active market are measured at amortized cost using the effective interest method, less any impairment. Loans receivable are assessed for indicators of impairment at the end of each reporting period, and are considered to be impaired when there is objective evidence that, as a result of one or more events that occurred after the initial recognition of the financial asset, the estimated future cash flows of the investment have been affected.

Revenue - Revenue is recognized as earned from the performance of services in accordance with SEC Staff Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, service revenues are recognized when persuasive evidence of an arrangement exists, service has been performed, the sales price is fixed and determinable, and collectability is reasonably assured.

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at December 31, 2011. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at December 31, 2011.

Other Comprehensive Income - Other comprehensive loss represents the change in equity of an enterprise during a period from transactions from non-owner sources. The company has no accounts or transactions that give rise to other comprehensive income.

Fair Value - The fair values of accounts receivable and taxes payable approximates their carrying values due to the short-term nature of these instruments. The fair value of loan receivable approximates its carrying value due the proximity of its issuance date to the date of the accompanying financial statements.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of December 31, 2011

4. Loan Receivable

On June 23, 2011, the Company disbursed $20,730 under a $25,000 line of credit ("Note") to an unrelated party. The unpaid principal of this line of credit shall bear simple interest at the rate of 5% per annum. Interest shall be calculated based on the principal balance as may be adjusted from time to time to reflect additional advances made hereunder. The loan does not bear interest in 2011. Interest on the unpaid balance of this Note shall accrue monthly beginning in January 1 2012 but shall not be due and payable until June 22, 2016, when the principal balance of this Note becomes due and payable. No consideration was received for this disbursement.

5. Stockholders' Equity

Common Stock - The Company is authorized to issue ten million (10,000,000) shares of shares of CommonStock, par value $.00001 per share (the "Common Stock").

As of December 31, 2011, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

All shares of the Company's Common Stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of Common Stock entitles the holder thereof to:

One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;
To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and
To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no preemptive rights to acquire additional shares of Common Stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights. All outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock - As of December 31, 2011, no shares of Preferred Stock are authorized and no shares are issued andoutstanding.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of December 31, 2011

6. Related Party Transactions

During 2011, the Company earned $59,400 in consulting fee revenue for services rendered to Skajaquoda Capital, LLC, a privately held company owned by our chief executive officer Einar Agustsson. Skajaquoda Capital, LLC is in the business of investing in stocks, bonds, options and other securities.

During 2011, the Company earned $20,801 in consulting fee revenue for services rendered to LA, a related party owning 1% of our common stock. LA is in the business of investing in stocks, bonds, options and other securities.

During 2011, the Company incurred $70,500 in consulting expenses for services performed by Likenia, a related party owning 1% of our common stock, and has classified these expenses as deferred offering costs in the accompanying financial statements due to their association with a proposed public offering of its securities. Likenia is in the business of providing consulting services to businesses.

The Company believes these transactions were effected at fair value based on the services performed.

These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services.

During 2011, the Company entered into a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock to borrow $110,000 to fund operations. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

Effective September 30, 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations. The loan does not bear interest and is due on demand.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 4, 2012 we filed a Current Report on Form 8-K (Changes in Company's Certifying Accountant) reporting that it had received formal notice from its auditor, Paula Morelli, CPA P.C.
that the firm would no longer be representing the Company as its accountant. As of that date, the Company was informed that Paula Morelli, CPA P.C. was voluntarily resigning as the Company's accounting firm.
The resignation of the Company's Certifying Accountant was not the result of any disagreements.

Additionally, the Company reported that it had engaged HDSG & Associates, L.P., as as its new independent accountants.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, by the chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was not accumulated and communicated to management, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2011 interim financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

The Company intends to remedy the material weaknesses by forming an audit committee made up of independent directors that will oversee management.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only a management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and age of our current director and executive officer. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position(s) and Office(s)
Einar Agustsson	30	President, Chief Executive Officer and Director

The following is a brief account of the business experience of our director and executive officer, including their background occupations and employment over the past five years.

Einar Agustsson has served as Chief Executive Officer and as a director of the Company since inception April 29, 2011.

Business Experience:

Mr. Agustsson has been actively investing on international financial markets for a decade both as a private and professional investor. He has run his own privately held investment company named Skajaquoda Capital LLC since 2003 and has gained good experience with most types of investment securities. Mr. Agustsson also has many years of management experience through his role as Chief Executve Officer and Chief Investment Officer of his company. Mr. Agustsson studied General Business Administration at the Reykjavik University 2004-2007 (located in Reykjavik, Iceland).

Mr. Agustsson’s experience, qualifications, attributes and skills include his:
- unique perspective and insights into our operations as our current chief executive officer, including knowledge of our business relationships, competitive and strategic opportunities and challenges;
- operating, business, and management experience as chief executive officer

Officer and Director Responsibilities and Qualifications:

Mr. Agustsson is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Other Public Company Directorships in the Last Five Years:

During the last five years Mr. Agustsson has not been an officer or director of any other public companies.

Directors

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers and their terms of office are at the discretion of the board of directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Compliance with Section 16(a) o f the Securities Exchange Act of 1934

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2011. We believe that all of these filing requirements were satisfied by our executive officer, director and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Family Relationships

There are no family relationships between or among the directors or executive officers

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14.1 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

Audit Committee

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The Company intends to establish a compensation committee of the board of directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Directors Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of our compensation program is to provide compensation for services rendered by our executive officers in the form of a salary. We utilize this form of compensation because we believe that it is adequate to both retain and motivate our executive officers. The amount we deem appropriate to compensate our executive officers is determined in accordance with other like corporations; we have no specific formula to determine compensatory amount at this time. We have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives. We may expand our compensation program to additional future employees and to include other compensatory elements.

Executive compensation for the period ended December 31, 2011 was $0.

Summary Compensation Table

The following table provides summary information for the period ended December 31, 2011 concerning cash and non-cash compensation paid or accrued to or on behalf of the chief executive officer.

Executives Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Einar Agustsson CEO and Director	Dec. 31 2011	0	-	-	-	-	-	-	0

The Company currently has no option or stock award plan.

The Company has no long-term incentive plan. The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 1,000,000 shares of common stock issued and outstanding as of May 4, 2012 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Directors and Officers
Einar Agustsson 717 N. Union Street #5, Wilmington, DE 19805	600,000	60.00%
All executive officers and directors as a group	600,000	60.00%
Beneficial owners greater than 5%
Einar Agustsson 717 N. Union Street #5, Wilmington, DE 19805	600,000	60.00%

1.       Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

None

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The chief executive officer owns personally 60% of the company.

On 04/29/2011 we sold 600,000 shares of our common stock to our Chief Executive Officer, Einar Agustsson, at 0.0002316 per share. The shares were sold pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

During 2011, the Company earned $59,400 in consulting fee revenue for services rendered to Skajaquoda Capital, LLC, a privately held company owned by our chief executive officer Einar Agustsson. Skajaquoda Capital, LLC is in the business of investing in stocks, bonds, options and other securities.

During 2011, the Company earned $20,801 in consulting fee revenue for services rendered to LA, a related party owning 1% of our common stock. LA is in the business of investing in stocks, bonds, options and other securities.

During 2011, the Company incurred $70,500 in consulting expenses for services performed by Likenia, a related party owning 1% of our common stock, and has classified these expenses as deferred offering costs in the accompanying financial statements due to their association with a proposed public offering of its securities. Likenia is in the business of providing consulting services to businesses.

During 2011, the Company entered into a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock to borrow $110,000 to fund operations. The loan does not bear interest and is due on demand.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider any of our directors to be independent.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by HDSG & Associates L.P. (“HDSG”) for professional services rendered for the period ended December 31,2011:

Fee Category	HDSG Period ended December 31, 2011 Fees ($)
Audit Fees	2,500
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by HDSG in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided by HDSG, as detailed above, were pre-approved by the Company’s Chief Executive Officer.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)        Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-10, and are included as part of this Form 10-K:

Financial Statements of the Company for the period ended December 31, 2011:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)        Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 44 of this Form 10-K, and are incorporated herein by this reference.

(c)        Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skajaquoda Group, inc..	Date
/s/ Einar Agustsson By: Einar Agustsson Its: President, Chief Executive Officer and Director	May 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Einar Agustsson Einar Agustsson President, Chief Executive Officer and Director	May 4, 2012

INDEX TO EXHIBITS

Number      Description

3.1.1*          Articles of Incorporation filed with the Delaware Secretary of State on April 29, 2011. Incorporated by reference as Exhibits to the Form S-1 filed on September 8, 2011.

3.2*             Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 8, 2011.

14*              Code of Ethics adopted October 6, 2011. Incorporated by reference to the Company’s Form 10-K filed with the Commission on September 8, 2011.

31.1             Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32.1             Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

*      Incorporated by reference from previous filings of the Company.