Form 10-K/A
period 2011-12-31
Skajaquoda Group inc.
filed 2012-05-08
CIK 1520321

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

The aggregate market value of the registrant’s common stock, $0.00001 par value (the only class of voting stock), held by non-affiliates was $400,000 based upon the most recent offering price from our capital raising for such Common Stock ($0.05) for the common stock on May 8, 2012.

At May 8, 2012, the number of shares outstanding of the registrant’s common stock, $0.00001 par value (the only class of voting stock), was 1,000,000.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 1,000,000 shares of common stock issued and outstanding as of May 8, 2012 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Skajaquoda Group, inc..	Date
/s/ Einar Agustsson By: Einar Agustsson Its: President, Chief Executive Officer and Director	May 8, 2012

/s/ Einar Agustsson By: Einar Agustsson Its: Chief Financial Officer and Principal Accounting Officer	May 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Einar Agustsson Einar Agustsson President, Chief Executive Officer and Director	May 8, 2012

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

3.2*             Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on September 8, 2011.

14*              Code of Ethics adopted October 6, 2011. Incorporated by reference to the Company’s Form 10-K filed with the Commission on September 8, 2011.

31.1*           Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference as Exhibits to the Form 10-K filed on May 4, 2012.

31.2             Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32.1*           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference as Exhibits to the Form 10-K filed on May 4, 2012.

32.2             Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

*      Incorporated by reference from previous filings of the Company.