Form 10-Q
period 2012-03-31
Skajaquoda Group inc.
filed 2012-05-14
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

    [ ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to                 .

Commission file number: 333-17627

SKAJAQUODA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-2117356 (I.R.S. Employer Identification No.)

1001 Society Drive, Claymont, Delaware 19703

 (Address of principal executive offices)    (Zip Code)

(302) 504-4448

 (Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x]  No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]  Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]   No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.00001 par value (the only class of voting stock), at May 14, 2012, was 1,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Skajaquoda Group, inc., a Delaware corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Skajaquoda Group, Inc. (A Development Stage Entity)

Balance Sheet

UNAUDITED

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$96,491	99,376
Accounts receivable	0
Deferred offering costs	0
Total current assets	96,491	99,376

Noncurrent assets
Loan receivable	20,989	20,730
Total noncurrent assets	20,989	20,730
Total assets	$20,989	20,730

Liabilities and Stockholders Equity
Current liabilities
Current income taxes payable	$0
Demand loans payable to related party	103,137	103,137
Accounts payable	2,500	2,500
Total current liabilities	105,637	105,637
Total liabilities	105,637	105,637

Stockholders' Equity
Common stock, $0.00001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2012	$10	10
Additional paid-in capital	20,129	20,129
Retained earnings	(2,626)	(5,670)
Total stockholders equity	11,843	14,469

Total liabilities and stockholders equity	$117,480	120,106

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Operations
Three Months Ended March 31, 2012 and From April 29, 2011 (Inception) to March 31, 2012

UNAUDITED

	March 31, 2012	From April 29, 2011 (Inception) to March 31, 2012
Revenue
Consulting services - related party	$0	20,801
Consulting services - related party	0	59,400
Interest income	259	259
Total revenue	259	80,460

Expenses
General administrative	2,885	88,756
Total expenses	2,885	88,756

Total income before income taxes	(2,626)	(8,296)

Income tax expense	0	0
Net income	(2,626)	(8,296)

Earnings per share
Basic	$(0.0026)	(0.0083)
Diluted	$(0.0026)	(0.0083)

Weighted average common shares
Basic	1,000,000	1,000,000
Diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Changes in Stockholders' Equity
From April 29, 2011 (Inception) to March 31, 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at April 29, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock	1,000,000	10	$ 20,129	-	20,139
Net income	-	-	-	(2,626)	(2,626)
Balance at 31 March 2012	1,000,000	$ 10	$ 20,129	$ (2,626)	$ 11,843
The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Cash Flows
Three Months Ended March 31, 2012 and From April 29, 2011 (Inception) to March 31, 2012

UNAUDITED

	March 31, 2012	From April 29, 2011 (Inception) to March 31, 2012
Cash flow from operating activities
Net income	$(2,626)	(8,296)
Adjustments to reconcile net income to net cash
provided by operating activities:	0	0
Increase in accounts receivable	0	0
Increase in accounts payable	0	2,500
Increase in income taxes payable	0	0
Net cash provided by operating activities	$(2,626)	(5,796)

Cash flow from investing activities	(259)	(259)
Issuance of loan receivable	0	(20,730)
Cash flow used in investing activities	$(259)	(20,989)

Cash flow from financing activities	0	0
Issuance of common stock	0	20,139
Payment of deferred offering costs	0	0
Proceeds from demand loans from related party	0	103,137
Cash flow provided by financing activities	$0	123,276

Net increase (decrease) in cash and cash equivalents	(2,885)	96,491

Cash and cash equivalents at beginning of period	99,376

Cash and cash equivalents at end of period	$96,491	96,491

Interest paid	$-	-

Taxes paid	$-	-

The accompanying notes are an integral part of these consolidated financial statements

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2012

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

2. Going Concern

The preparation of financial statements in accordance with GAAP contemplates that operations will be sustained for a reasonable period. The Company is in the development stage and is dependent on outside sources of financing for continuation of its operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2012

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at March 31, 2012. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at March 31, 2012.

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2012

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

As of March 31, 2012, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

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

Preferred Stock - As of March 31, 2012, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2012

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of this offering. Our cash on hand as of March 31, 2012 is $96,491. We do not have sufficient cash to fund our operations for the next twelve months.
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

Cash Requirements
Our cash on hand as of March 31, 2012 is $96,491. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.
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
Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2012 in order to fully implement our plans for growth.
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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2012

REVENUE
Our net revenue amounted to $259 for the quarter ended March 31, 2012.
The revenue came from interest on loan assets. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services. Net income for the quarter ended March 31, 2012 is$(2,626).

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

OPERATING EXPENSES
Our total operating expenses for the quarter ended March 31, 2012 were $2,885. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET PROFIT

We had a net loss of $(2,626) for the quarter ended March 31, 2012. Our net loss for the quarter ended March 31, 2012 is attributed to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2012, our cash balance was $96,491.
Cash flows from operating activities for the quarter ended March 31, 2012 were negative $(2,626).
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

Operating Activities
The Company has no current liabilities besides a loan agreement with a related party to of $110,000 to fund operations. The loan does not bear interest and is due on demand. Working capital (the difference between the Company's current assets and current liabilities) was ($9,146) at March 31, 2012. Our net income for the year, as adjusted for amortization and future income taxes, was $(2,626) for the quarterly period ended March 31, 2012.

Financing Activities
During the period from April 29, 2011(inception) to March 31, 2012, we had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.
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
(b) Holders. At March 31, 2012, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 1A.       RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2011.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii) having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 May 14, 2012

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 May 14, 2012

By: Einar Agustsson

Its: Chief Financial Officer and Principal Accounting Officer

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