Form 10-Q
period 2012-06-30
Skajaquoda Group inc.
filed 2012-07-05
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.00001 par value (the only class of voting stock), at July 5, 2012, was 1,000,000.

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

Skajaquoda Group, Inc. (A Development Stage Entity)

Balance Sheet

	UNAUDITED June 30, 2012	AUDITED December 31, 2011
Assets
Current assets
Cash and cash equivalents	$61,172	99,376
Accounts receivable	1,124,155
Deferred offering costs	0
Total current assets	1,185,328	99,376

Noncurrent assets
Property, plant, and equipment	810
Loan receivables	41,538	20,730
Total noncurrent assets	42,348	20,730
Total assets	$1,227,677	20,730

Liabilities and Stockholders Equity
Current liabilities
Current income taxes payable	$0
Demand loans payable to related party	103,137	103,137
Accounts payable	1,114,077	2,500
Total current liabilities	1,217,215	105,637
Total liabilities	1,217,215	105,637

Stockholders' Equity
Common stock, $0.00001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2012	$10	10
Additional paid-in capital	20,129	20,129
Retained earnings	(5,670)	(5,670)
Total stockholders equity	10,462	14,469

Total liabilities and stockholders equity	$1,227,677	120,106

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Operations
Three Months Ended June 30, 2012 and From April 29, 2011 (Inception) to June 30, 2011 and Six Months Ended June 30, 2012 and From April 29, 2011 (Inception) to June 30, 2012

	UNAUDITED Three months Ended June 30, 2012	AUDITED From April 29, 2011 (Inception) to June 30, 2011	UNAUDITED Six Months Ended June 30, 2012	UNAUDITED From April 29, 2011 (Inception) to June 30, 2012
Revenue
Product Sales	$1,124,155		1,124,155	1,124,155
Services	10		10	10
Consulting services - related party		20,801		20,801
Consulting services - related party		9,400		59,400
Interest income	259		518	518
Total revenue	1,124,424	30,201	1,124,683	1,204,884

Cost of goods sold	(1,111,577)		(1,111,577)	(1,111,577)
Gross Profit	12,847	30,201	13,106	93,307

Expenses
General administrative	14,228	2,250	17,113	102,984
Total expenses	14,228	2,250	17,113	102,984

Total income before income taxes	(1,381)	27,951	(4,007)	(9,677)

Income tax expense	0	27,951	0	0
Net income	(1,381)	18,448	(4,007)	(9,677)

Earnings per share
Basic	$(0.0014)	0.0184	(0.004)	(0.0097)
Diluted	$(0.0014)	0.0184	(0.004)	(0.0097)

Weighted average common shares
Basic	1,000,000	1,000,000	1,000,000	1,000,000
Diluted	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Changes in Stockholders' Equity
From April 29, 2011 (Inception) to June 30, 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at April 29, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock	1,000,000	10	$ 20,129	-	20,139
Net income	-	-	-	(9,677)	(9,677)
Balance at 30 June 2012	1,000,000	$ 10	$ 20,129	$ (9,677)	$ 10,462
The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Cash Flows
Six Months Ended June 30, 2012 and From April 29, 2011 (Inception) to June 30, 2012

UNAUDITED

	June 30, 2012	From April 29, 2011 (Inception) to June 30, 2012
Cash flow from operating activities
Net income	$(4,007)	(9,677)
Adjustments to reconcile net income to net cash
provided by operating activities:	0	0
Increase in accounts receivable	(1,124,155)	(1,124,155)
Increase in accounts payable	1,111,577	1,114,077
Increase in income taxes payable	0	0
Net cash provided by operating activities	$(16,585)	(19,755)

Purchase of property and equipment	(810)	(810)
Cash flow from investing activities	(518)	(518)
Issuance of loan receivable	(20,290)	(41,020)
Cash flow used in investing activities	$(21,618)	(42,348)

Cash flow from financing activities	0	0
Issuance of common stock	0	20,139
Payment of deferred offering costs	0	0
Proceeds from demand loans from related party	0	103,137
Cash flow provided by financing activities	$0	123,276

Net increase (decrease) in cash and cash equivalents	(38,203)	61,173

Cash and cash equivalents at beginning of period	99,376

Cash and cash equivalents at end of period	$61,173	61,173

Interest paid	$-	-

Taxes paid	$-	-

The accompanying notes are an integral part of these consolidated financial statements

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2012

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2012

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at June 30, 2012. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at June 30, 2012.

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2012

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

Between May and June, 2012, the Company disbursed $20,290 under a $32,000 line of credit ("Note") to an unrelated party. The unpaid principal of this line of credit shall bear simple interest at the rate of 5% per annum. Interest shall be calculated based on the principal balance as may be adjusted from time to time to reflect additional advances made hereunder. Interest on the unpaid balance of this Note shall accrue monthly but shall not be due and payable until May 18, 2013, when the principal balance of this Note becomes due and payable. No consideration was received for this disbursement.

5. Stockholders' Equity

Common Stock - The Company is authorized to issue ten million (10,000,000) shares of shares of CommonStock, par value $.00001 per share (the "Common Stock").

As of June 30, 2012, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

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

Preferred Stock - As of June 30, 2012, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2012

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

PLAN OF OPERATIONS:

During this quarter we became a licensed metals retailer in the state of Delaware and started offering the sale and storage of precious metals to our clients. We have made a contract with a fully insured vault company located in Delaware to store our clients precious metals. We see this new service as a part of our planned investment management service and allows us to provide our clients with a broader range of investment opportunities.

Our attempt to become quoted on the OTC Bulletin Board has consumed more time than originally planned for and has delayed our plans of becoming a registered investment advisor. Until we become quoted we may not be able to raise the financing needed to hire the staff neccessary for such an operation.

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

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of this offering. Our cash on hand as of June 30, 2012 is $61,173. We do not have sufficient cash to fund our operations for the next twelve months.
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

Cash Requirements
Our cash on hand as of June 30, 2012 is $61,173. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.
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

Future Financings
Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $200,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we plan to seek additional financing to meet our planned expenditures through a private placement of our common stock shortly after we have become quoted on the OTCBB. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2012

REVENUE
Our net revenue amounted to $12,847 for the quarter ended June 30, 2012.
The revenue came from the sale of precious metals and interest on loan assets. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary. Net income for the quarter ended June 30, 2012 is $(1,381).

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

COST OF GOODS SOLD
We had cost of goods sold of $1,111,577 or 98.88% of sales for the three months ended June 30, 2012.

OPERATING EXPENSES
Our total operating expenses for the quarter ended June 30, 2012 were $14,228. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET PROFIT

We had a net loss of $(1,381) for the quarter ended June 30, 2012. Our net loss for the quarter ended June 30, 2012 is attributed to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2012, our cash balance was $61,173.
Cash flows from operating activities for the quarter ended June 30,, 2012 were negative $(13,959).
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

Operating Activities
The Company has no current liabilities besides a loan agreement with a related party to of $110,000 to fund operations. The loan does not bear interest and is due on demand. Working capital (the difference between the Company's current assets and current liabilities) was ($31,887) at June 30, 2012. Our net income for the quarter, as adjusted for amortization and future income taxes, was $(1,381) for the quarterly period ended June 30, 2012.

Financing Activities
During the period from April 29, 2011(inception) to June 30, 2012, we had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.

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

Between May and June, 2012, the Company disbursed $20,290 under a $32,000 line of credit ("Note") to an unrelated party. The unpaid principal of this line of credit shall bear simple interest at the rate of 5% per annum. Interest shall be calculated based on the principal balance as may be adjusted from time to time to reflect additional advances made hereunder. Interest on the unpaid balance of this Note shall accrue monthly but shall not be due and payable until May 18, 2013, when the principal balance of this Note becomes due and payable. No consideration was received for this disbursement.

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
(b) Holders. At June 30, 2012, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 July 5, 2012

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 July 5, 2012

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