Form 10-Q
period 2012-09-30
Skajaquoda Group inc.
filed 2012-11-19
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

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

Skajaquoda Group, Inc. (A Development Stage Entity)

Balance Sheet

	UNAUDITED September 30, 2012	AUDITED December 31, 2011
Assets
Current assets
Cash and cash equivalents	$45,209	99,376
Accounts receivable	794,214
Deferred offering costs	0
Total current assets	839,423	99,376

Noncurrent assets
Property, plant, and equipment	810
Loan receivables	42,031	20,730
Total noncurrent assets	42,841	20,730
Total assets	$882,265	20,730

Liabilities and Stockholders Equity
Current liabilities
Current income taxes payable	$0
Demand loans payable to related party	99,137	103,137
Accounts payable	772,171	2,500
Total current liabilities	871,308	105,637
Total liabilities	871,308	105,637

Stockholders' Equity
Common stock, $0.00001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2012	$10	10
Additional paid-in capital	20,129	20,129
Retained earnings	(9,182)	(5,670)
Total stockholders equity	10,957	14,469

Total liabilities and stockholders equity	$882,265	120,106

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Operations
Three Months Ended September 30, 2012 and From April 29, 2011 (Inception) to September 30, 2011 and nine Months Ended September 30, 2012 and From April 29, 2011 (Inception) to September 30, 2012

	UNAUDITED Three months Ended September 30, 2012	AUDITED From April 29, 2011 (Inception) to September 30, 2011	UNAUDITED Nine Months Ended September 30, 2012	UNAUDITED From April 29, 2011 (Inception) to September 30, 2012
Revenue
Product Sales	$171,989		1,296,144	1,296,144
Services	0		10	10
Consulting services - related party		20,801		20,801
Consulting services - related party		9,400		59,400
Interest income	550		1,068	1,068
Total revenue	172,539	30,201	1,297,222	1,377,423

Cost of goods sold	(160,024)		(1,271,601)	(1,271,601)
Gross Profit	11,965	30,201	25,071	105,272

Expenses
General administrative	12,021	8,399	29,134	115,005
Total expenses	12,021	8,399	29,134	115,005

Total income before income taxes	494	21,802	(3,513)	(9,183)

Income tax expense	0	0	0	0
Net income	494	12,299	(3,513)	(9,183)

Earnings per share
Basic	$0.0005	0.0123	(0.0035)	(0.0092)
Diluted	$0.0005	0.0123	(0.0035)	(0.0092)

Weighted average common shares
Basic	1,000,000	1,000,000	1,000,000	1,000,000
Diluted	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Changes in Stockholders' Equity
From April 29, 2011 (Inception) to September 30, 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at April 29, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock	1,000,000	10	$ 20,129	-	20,139
Net income	-	-	-	(9,183)	(9,183)
Balance at 30 September 2012	1,000,000	$ 10	$ 20,129	$ (9,183)	$ 10,956
The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Cash Flows
Nine Months Ended September 30, 2012 and From April 29, 2011 (Inception) to September 30, 2012

UNAUDITED

	September 30, 2012	From April 29, 2011 (Inception) to September 30, 2012
Cash flow from operating activities
Net income	$(3,513)	(9,183)
Adjustments to reconcile net income to net cash
provided by operating activities:	0	0
Increase in accounts receivable	(794,214)	(794,214)
Increase in accounts payable	769,671	772,171
Increase in income taxes payable	0	0
Net cash provided by operating activities	$(27,537)	(31,226)

Purchase of property and equipment	(810)	(810)
Cash flow from investing activities	(1,068)	(1,068)
Issuance of loan receivable	(20,290)	(41,020)
Cash flow used in investing activities	$(22,168)	(42,898)

Cash flow from financing activities	0	0
Issuance of common stock	0	20,139
Payment of deferred offering costs	0	0
Payment to demand loans from related party	(4,000)	99,137
Cash flow provided by financing activities	$(4,000)	119,276

Net increase (decrease) in cash and cash equivalents	(54,167)	45,209

Cash and cash equivalents at beginning of period	99,376

Cash and cash equivalents at end of period	$45,209	45,209

Interest paid	$-	-

Taxes paid	$-	-

The accompanying notes are an integral part of these consolidated financial statements

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of September 30, 2012

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of September 30, 2012

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at September 30, 2012. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at September 30, 2012.

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of September 30, 2012

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

As of September 30, 2012, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

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

Preferred Stock - As of September 30, 2012, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of September 30, 2012

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

During 2011, the Company entered into a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock to borrow $110,000 to fund operations of which 10,863 have been repaid. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

During 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations of which 10,863 have been repaid. The loan does not bear interest and is due on demand.

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

PLAN OF OPERATIONS:

On 09/06/2012 we received notice that FINRA had cleared Form 15c211 and on 09/10/2012 we became quoted on the OTC Bulletin Board under the symbol SKAJ. We had no trades in our stock during the quarter ended September 30, 2012.

During last quarter we became a licensed metals retailer in the state of Delaware and started offering the sale and storage of precious metals to our clients. We see this new service as a part of our planned investment management service and allows us to provide our clients with a broader range of investment opportunities.

Our plan of operations for the next twelve months is to proceed with the implementation of our business plan. We will strive to launch all aspects of our operations. We may require up to $200,000 in additional financing to expand our operations as outlined in the table below, subject to our cash on hand and actual revenues.

Goal	Expected Manner of occurance or Method of Achievment	Date When Steps Shold Be Accomplished	Cost of Completion
Complete IA Registration	Complete investment advisor registration process	3 - 6 months	$40,000
Complete corporate website	Complete design and technology of our corporate website	3 - 6 months	$30,000
Launch Marketing Phase	Implementation of markting plan	3 - 9 months	$75,000
Create Corporate Identity and brand recognition	Build our image as a trusted service provider	9 - 21 months	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of this offering. Our cash on hand as of September 30, 2012 is $45,209. We do not have sufficient cash to fund our operations for the next twelve months.
Our monthly expenses consist of rent, legal fees, accounting and audit fees associated with us becoming quoted on the OTC Bulletin Board. We are currently in the beginning stages of the investment advisor registration process which has created minor costs.

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

Cash Requirements
Our cash on hand as of September 30, 2012 is $45,209. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.
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

Future Financings
Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $200,000. As such, we do not have sufficient funds on hand to meet our planned expenditures over the next 24 months. Therefore, we plan to seek additional financing to meet our planned expenditures through a private placement of our common stock shortly after we become quoted on the OTCBB. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED September 30, 2012

REVENUE
Our net revenue amounted to $11,965 for the quarter ended September 30, 2012.
The revenue came from the sale of precious metals and interest on loan assets. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary. Net income for the quarter ended September 30, 2012 is $494.

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

COST OF GOODS SOLD
We had cost of goods sold of $160,024 or 93.04% of sales for the three months ended September 30, 2012.

OPERATING EXPENSES
Our total operating expenses for the quarter ended September 30, 2012 were $12,021. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and becoming quoted on the OTCBB.

NET PROFIT

We had a net profit of $494 for the quarter ended September 30, 2012. Our net profit for the quarter ended September 30, 2012 is attributed to our sales of precious metals and interest income.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2012, our cash balance was $45,209.
Cash flows from operating activities for the quarter ended September 30, 2012 were negative $(15,964).
A related party had loaned the Company $110,000 of which 10,863 have been repaid. This loan is payable on demand, unsecured and does not accrue interest.
The Director believes that the Company will in the beginning of November 2012 generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities
The Company has no current liabilities besides a loan agreement with a related party to of $99,137 to fund operations. The loan does not bear interest and is due on demand. Working capital (the difference between the Company's current assets and current liabilities) was ($31,885) at September 30, 2012. Our net income for the quarter, as adjusted for amortization and future income taxes, was $494 for the quarterly period ended September 30, 2012.

Financing Activities
During the period from April 29, 2011(inception) to September 30, 2012, we had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.

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

During 2011, a related party had loaned the Company $110,000 of which 10,863 have been repaid. This loan is payable on demand, unsecured and does not accrue interest.

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
(b) Holders. At September 30, 2012, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 04/29/2011 we sold 600,000 shares of our common stock to our Chief Executive Officer, Einar Agustsson. The shares were sold pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

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

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 November 19, 2012

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 November 19, 2012

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