Form 10-Q
period 2013-03-31
Skajaquoda Group inc.
filed 2013-05-20
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ]  No [x].

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

Skajaquoda Group, Inc. (A Development Stage Entity)

Balance Sheet

	UNAUDITED March 31, 2013	UNAUDITED December 31, 2012
Assets
Current assets
Cash and cash equivalents	$420,150	448,722
Accounts receivable	443,081	436,613
Inventory	487	6,715
Total current assets	863,718	885,335

Noncurrent assets
Equity stakes in other companies	100	100
Property, plant, and equipment	1,311	1,311
Loan receivables	43,046	42,531
Total noncurrent assets	44,457	43,942
Total assets	$908,175	924,022

Liabilities and Stockholders Equity
Current liabilities
Current income taxes payable	$0	0
Demand loans payable to related party	87,047	90,047
Accounts payable	808,459	817,054
Total current liabilities	895,506	907,101
Total liabilities	895,506	907,101

Stockholders' Equity
Common stock, $0.00001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2012	$10	10
Additional paid-in capital	20,129	20,129
Retained earnings	(7,469)	(5,018)
Total stockholders equity	12,668	15,121

Total liabilities and stockholders equity	$908,174	924,022

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Operations
Three Months Ended March 31, 2013 and three months ended March 31, 2012 and From April 29, 2011 (Inception) to March 31, 2013

	UNAUDITED Three months Ended March 31, 2013	UNAUDITED Three months Ended March 31, 2012	UNAUDITED From April 29, 2011 (Inception) to March 31, 2013
Revenue
Product Sales	$719,432	0	2,367,288
Services	11,050	0	11,060
Consulting services - related party			32,808
Consulting services - related party			59,400
Interest income	513	259	2,095
Total revenue	730,995	259	2,472,641

Cost of goods sold	(711,278)	0	(2,316,939)
Gross Profit	19,717	0	154,120

Expenses
General administrative	19,720	2,885	163,173
Total expenses	19,720	2,885	163,173

Total income before income taxes	(2)	(2,626)	(7,471)

Income tax expense	0	0	0
Net income	(2)	(2,626)	(7,471)

Earnings per share
Basic	$(0.000002)	(0.0026)	(0.0075)
Diluted	$(0.000002)	(0.0026)	(0.0075)

Weighted average common shares
Basic	1,000,000	1,000,000	1,000,000
Diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Changes in Stockholders' Equity
From April 29, 2011 (Inception) to March 31, 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at April 29, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock	1,000,000	10	$ 20,129	-	20,139
Net income	-	-	-	(7,469)	(7,469)
Balance at 31 March 2013	1,000,000	$ 10	$ 20,129	$ (7,469)	$ 12,670
The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Cash Flows
Three Months Ended March 31, 2013 and From April 29, 2011 (Inception) to March 31, 2013

UNAUDITED

	March 31, 2013	From April 29, 2011 (Inception) to March 31, 2013
Cash flow from operating activities
Net income	$(2)	(7,471)
Adjustments to reconcile net income to net cash
provided by operating activities:	0	0
Increase in accounts receivable	(6,468)	(443,081)
Increase in accounts payable	12,845	808,459
Inventory assets	(6,228)	(487)
Increase in income taxes payable	0	0
Net cash provided by operating activities	$147	364,891

Purchase of property and equipment	0	(1,311)
Cash flow from investing activities	(515)	(1,618)
Issuance of loan receivable	0	(41,528)
Cash flow used in investing activities	$(515)	(44,457)

Cash flow from financing activities	0
Issuance of common stock	0	20,139
Payment of deferred offering costs	0	0
Proceeds from demand loans from related party		103,137
Payment to demand loans from related party	(3,000)	(16,090)
Cash flow provided by financing activities	$(3,000)	107,186

Net increase (decrease) in cash and cash equivalents	(16,602)	420,150

Cash and cash equivalents at beginning of period	436,752

Cash and cash equivalents at end of period	$420,150	420,150

Interest paid	$-	-

Taxes paid	$-	0

The accompanying notes are an integral part of these consolidated financial statements

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2013

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at March 31, 2013. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at March 31, 2013.

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2013

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

As of March 31, 2013, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

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

Preferred Stock - As of March 31, 2013, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of March 31, 2013

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

During the quarter the company earned 254,718 from LA ltd which was a related party before February 2012 owning 1% of our common shares, we have since been informed that they no longer hold any shares.

During the quarter the company earned 463,094 from AGSN which is a related party owning 1% of our common shares.

We often receive payments for our products in euros. The company has used a Euro-account owned by Skajaquoda Capital LLC a company which is privately held by our CEO to process these payments. We have now set up a euro account for Skajaquoda Group inc to process future payments.

The Company believes these transactions were effected at fair value based on the services performed.

These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services.

During 2011, the Company entered into a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock to borrow $110,000 to fund operations of which 16,090 have been repaid. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

During 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations of which 16,090 have been repaid. The loan does not bear interest and is due on demand.

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

Goal	Expected Manner of occurance or Method of Achievment	Date When Steps Shold Be Accomplished	Cost of Completion
Complete IA Registration	Complete investment advisor registration process	3 - 6 months	$30,000
Launch Marketing Phase	Implementation of markting plan	3 - 6 months	$70,000
Create Corporate Identity and brand recognition	Build our image as a trusted service provider	6 - 18 months	$50,000

Our total expenditures over the next twelve months are anticipated to be approximately $150,000. Our cash on hand as of March 31, 2013 is $420,150.
Our monthly expenses consist of rent, legal fees, accounting and audit fees. We are currently in the beginning stages of the investment advisor registration process which has created minor costs.

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

Cash Requirements
Our cash on hand as of March 31, 2013 is $420,150. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.
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

Future Financings
Our plan of operation calls for significant expenses in connection with the implementation of our business plan over the course of the next 24 months. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed goals and our continued operations will be at least $150,000. We plan to seek additional financing to meet our planned expenditures through a private placement of our common stock in the near future. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. Obtaining additional financing would be subject to a number of factors, including development of our business plan and interest in our company. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED March 31, 2013

REVENUE
Our net revenue amounted to $730,995 for the quarter ended March 31, 2013.
The revenue came from the sale of precious metals and interest on loan assets. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary. Net income for the quarter ended March 31, 2013 is $(2).

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

COST OF GOODS SOLD
We had cost of goods sold of $711,278 or 98.86% of sales for the three months ended March 31, 2013.

OPERATING EXPENSES
Our total operating expenses for the quarter ended March 31, 2013 were $19,720. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses.

NET LOSS

We had a net loss of $(2) for the quarter ended March 31, 2013. Our net loss for the quarter ended March 31, 2013 is attributed to our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2013, our cash balance was $420,150.
Cash flows from operating activities for the quarter ended March 31, 2013 were negative $(16,602).
A related party had loaned the Company $110,000 of which 16,090 have been repaid. This loan is payable on demand, unsecured and does not accrue interest.
The Director believes that the Company is now able to generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities
The Company has no current liabilities besides a loan agreement with a related party to of $87,047 to fund operations. The loan does not bear interest and is due on demand. Working capital (the difference between the Company's current assets and current liabilities) was ($31,789) at March 31, 2013. Our net income for the quarter, as adjusted for amortization and future income taxes, was $(2) for the quarterly period ended March 31, 2013.

Financing Activities
During the period from April 29, 2011(inception) to March 31, 2013, we had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.

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

ITEM 1A.       RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2012.

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

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 May 19, 2013

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 May 19, 2013

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