Form 10-K
period 2012-12-31
Skajaquoda Group inc.
filed 2013-08-08
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

    [ X ]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year Ended December 31, 2012.

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.00001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ]  No [ X ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.00001 par value (the only class of voting stock), at August 07, 2013, was 1,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

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

Skajaquoda Group will be structured as a corporation designed to capitalize on industry research performed by the founder and CEO, Einar Agustsson. Mr. Agustsson has been actively investing on international financial markets for a decade both as a private and professional investor. He has run his own privately held investment company since 2003 and has gained good experience with most types of investment securities. Mr. Agustsson also has many years of management experience through his role as Chief Executive Officer and Chief Investment Officer of his company. Mr. Agustsson studied General Business Administration at the Reykjavik University 2004-2007 (located in Reykjavik, Iceland).

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

We currently only have one employee Mr. Agustsson. Once more employees are added the decision-making process will be one of consensus. The portfolio management team will meet weekly to discuss the portfolio and any changes to it. In rare cases, if we fail to reach a consensus decision, the Chief Investment Officer will act as the arbiter, usually prompting for additional research, but if necessary, providing a final decision. The Chief Investment Officer will set a deadline for all additional research so not to delay the decision-making process unnecessarily. Our investment model is one in which portfolio managers are also analysts. Portfolio manager/ analyst responsibilities include idea generation, due diligence, and completion of research projects directed by the Chief Investment Officer. While each portfolio manager/analyst has experience in various areas, they are generalists in the sense that they are not assigned specific sector responsibilities. We believe this allows individuals to remain stimulated by their jobs. At least one research assignment per month will be that of an in-depth review of an economic sector. We believe this provides sufficient coverage per economic sector and enhances the team's overall coverage of the broad market.

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

Competitors within the alternative investment fund industry consist of large firms; competitors include Bridgewater Associates, JPMorgan Asset Management, Man Investments, Paulson & Co, Brevan Howard, Och-Ziff Capital Management, BlackRock, BlueCrest Capital Management, Angelo, Gordon, & Co, and Goldman Sachs Asset Management who typically focus on the highly competitive high net worth investor market. RIAs, who are licensed directly with the SEC and not through a broker-dealer, select third-party firms for custodial services, and competitors include Charles Schwab & Co. and Fidelity Brokerage Services LLC.

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

The Three P's

There are three P's commonly associated with investment management organizations: People, Process, and Performance. The prior two determine the latter. While this proposal highlights many areas (market research, financial projections, etc.), there are only two areas that will ultimately determine the level of success achieved by this group. The first is the people. Bright, energetic, talented, and knowledgeable individuals compose the core of the team presented to you. In addition, research explains that the most qualified investment professionals are attracted to efficient firms that are free from bureaucracy and that align interests via equity stakes. Process is the second critical element of this proposal. Cutting-edge research is provided in support of our portfolio management process. The implementation of our process is maximized by outsourcing virtually all functions not related to portfolio management and research, thereby exploiting the firm's human capital.

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

Database

A proprietary database has been developed to monitor these and other factors, including our reason for purchase or sell. Purchase candidates are characterized by one of the following:

1. Value - cheap, based on common valuation measures (relative value, franchise value, discounted cash flow value) and catalyst or change will cause price to appreciate
2. Relative Value - "middle ground"
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
(d) our credit ratings and credit capacity and
(e) the possibility that our stockholders, advisors or lenders could develop a negative perception of our long or short-term financial prospects if the level of our business activity decreases due to a market downturn.

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
|
WE ARE A DEVELOPMENT STAGE COMPANY WITH A LIMITED BUSINESS HISTORY.

We are a development stage company with a limited business history

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR AUDITOR.

In our last audit for the period 01/01/2012 to 12/31/2012 we received a going concern opinion from our auditor.

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

BECAUSE THERE IS NOT NOW AND MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK, INVESTORS MAY HAVE DIFFICULTY IN RESELLING THEIR SHARES.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. Accordingly, our shares should be considered totally illiquid, which inhibits investor’s ability to resell their shares.

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

INTERRUPTIONS IN SERVICE FROM THIRD PARTIES COULD IMPAIR THE QUALITY OF OUR SERVICE.

We rely on third-party computer systems and other service providers. Third parties provide, for instance, our data center, telecommunications access lines and significant computer systems, support and maintenance services. Any interruption in these, or other, third-party services or deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

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

We must comply with laws and regulations applicable to investment management. Increased regulation of the industry or different applications of existing laws might slow the growth in the use of our services, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing alternative investment funds are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations. In addition, new regulations, domestic or international, regarding the privacy of our user’s personally identifiable information may impose on us additional costs and operational constraints.

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

WE ARE GOVERNED SOLELY BY OUR ONE OFFICER AND DIRECTOR, AND, AS SUCH, THERE MAY BE SIGNIFICANT RISK TO THE COMPANY FROM A CORPORATE GOVERNANCE PERSPECTIVE.

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

Our executive office is located at 1001 Society Drive, Claymont, Delaware, 19703. The office is 550 square feet of space, and is leased without a lease agreement. We believe that this existing space is adequate for our current needs. Should we require additional space, we believe that such space can be secured on commercially reasonable terms; we do not foresee any significant difficulties in obtaining such space.

We do not presently own any real property.

ITEM	3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM	4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM	5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common shares are not currently quoted on any exchange.

Common Stock

As of December 31, 2012, the Company had 41 shareholders of record holding a total of 1,000,000 shares of fully paid and non-assessable common stock of the 10,000,000 shares of common stock, par value $0.00001, authorized. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

We currently have zero shares of preferred stock authorized or outstanding.

Warrants

As of December 31, 2012, the Company had no warrants to purchase shares of stock.

Stock Options

As of December 31, 2012, the Company had no stock options to purchase shares of stock.

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

On 05/17/2011 the company filed a notice of exempt offering of securities according to regulation D rule 506 of the securities act. The company sold 400,000 shares of its common stock to outside investors in a private placement. Each investor bought 10,000 shares of common stock for 0.05 per share. After the purchase each investor that participated in the offering holds 1% of the company's common stock. The names of the investors that bought shares in the offering are: Bjorgvin F ehf, Vergar Capital AF inc, Luxury Adventures ltd, Rivers of Iceland, SQDA 1 ltd, AH Klast ltd, IHF Group ltd, AGSN ehf, LA ltd, ROI ltd, Likenia inc, Alphacrux inc, TA Group ltd, AT Group ltd, AH Group ltd, Janulus inc, Strigiform ltd, Agust Fannar Einarsson, BS Fridriksson LLC, Soley Rut Magnusdottir, Pointer White ltd, SQDA 2 ltd, Waterthorn ltd, Worros ltd, Mattport ltd, Marrots ltd, Mjolnir Energy Fund, Nebulark ltd, WE Moray ltd, Ducard Holdings ltd, Wolfray ltd, Leapdoor ltd, Dragensaw ltd, Wertoch ltd, Smokebay ltd, Gahrt ltd, Erethizon Finance ltd, Mammansara ltd, Pennanti ltd, Felynx ltd.

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors:

(1) the offers were isolated private transactions by the Company which did not involve public offerings;
(2) the offeree has access to the kind of information which registration would disclose; and
(3) the offeree is financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to an accredited offeree; (iii) having not violated anti-fraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

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

Goal	Expected Manner of occurrence or Method of Achievement	Date When Steps Should Be Accomplished	Cost of Completion
Complete IA Registration	Complete investment advisor registration process	6 - 9 months	$40,000
Complete corporate website	Complete design and technology of our corporate website	6 - 9 months	$30,000
Launch Marketing Phase	Implementation of marketing plan	6 - 12 months	$75,000
Create Corporate Identity and brand recognition	Build our image as a trusted service provider	12 - 24 months	$55,000

Our total expenditures over the next twelve months are anticipated to be approximately $200,000 including the remaining estimated costs of this offering. Our cash and cash equivalent on hand as of December 31, 2012 is $448,707. We do not have sufficient cash to fund our operations for the next twelve months.

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

Cash Requirements

Our cash and cash equivalents on hand as of December 31, 2012 is $448,707, during the year ended December 31, 2011 is $99,376. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

Progress in the development of our business plan will likely lend credibility to our plan to maintain profitability. We anticipate that we will hire several members to our sales, marketing, research and development, regulatory and administrative staff during the course of 2013 in order to fully implement our plans for growth.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FROM JANUARY 1, 2012 TO DECEMBER 31, 2012

REVENUE

Our net Consulting Services revenue from related party for the year 2012 is $11,970 and $80,201 for the period from April 29, 2011(inception) to December 31, 2011. The revenue came from investment advisory services that are exempt from registration. These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services. Consulting Services revenue from last year and current year are to related party.

For the year 2012 additional revenue of $1,647,878 were generated through “Product Sales” (Gold Sales) with Cost of Goods Sold recorded as $1,605,661 for the year 2012. During 2012, the company product sales include $1,296,144 from LA ltd which was a related party before February 2012 owning 1% of our common shares; we have since been informed that they no longer hold any shares

Fluctuations in our revenues are primarily the result of the nature of the business model we operate. The Company can neither predict or assess, nor prevent fluctuations. We attempt to offer services at competitive prices. Because of the unpredictable nature of fluctuations, we do not attribute fluctuations to any particular item or event. Our business model is designed to respond to fluctuation with immediate change. We do not account for or analyze the fluctuations as we do not believe it to be a prudent use of resources, given our business model.

OPERATING EXPENSES

Our total operating expenses for the year 2012 is $57,761, out of which related party consulting expenses for services was performed by Likenia is $9,300. Comparatively for the period from April 29, 2011(inception) to December 31, 2011 were $85,871, out of which the company incurred $70,500 in consulting expenses for services performed by Likenia, a related party. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

NET PROFIT

For the year 2012 we had a net loss of $(1,992) and comparatively a net loss of $(5,670) for the period of April 29, 2011(inception) to December 31, 2011. Our net loss for the period ended December 31, 2012 and 2011 is attributed to our accounting and legal expenses associated with our SEC filing and attempt to become listed on the OTCBB.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012 our cash and cash equivalent are $448,707 and At December 31, 2011, our cash balance was $99,376.

The Director believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities

For the period ended December 31, 2012 Accounts Receivable and Inventory was increased by $424,629 and $6,715. Accounts Payable for gold purchase and professional fees and Depreciation was decreased by $818,804 and $164. During the period ended December 31, 2011 the Company Accountants Payable was incremented by $2,500. During the year 2012 and 2011 , Net cash provided by operating activities are $385,632 and $3,170

Working capital (the difference between the Company's current assets and current liabilities) was $(31,301) and $(6,261) for the year ending December 31, 2012 and December 31, 2011.

Investing Activities

During the year 2012, Company invested $1,311 on “Purchase of Plant and Equipment”, cash flow of $1,610 generated from investing activities and loan receivable increased by $20,290.

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

During the year 2012 and 2011, Cash flow used in investing activities are $(23,211) and $(20,730)

Financing Activities

During the year 2012, $13.090 was paid against the demand loans from a related party who had given the proceeds of $103,137 during the year 2011.

During the period ended December 31, 2011; Company had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.

During the year 2012 and 2011, Net increase in cash and cash equivalents are $349,331 and $99,376

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

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

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

Ongoing Requirements

While the requirements for registration and maintaining the registration varies from state to state, there are some general principles which apply in all states. Each state requires that IAs who does business in their state:
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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s financial statements for the periods ended December 31, 2011 and 2012, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit. Our ability to continue as a going concern is subject to the ability of the Company to obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Item	8. Financial Statements and Supplementary Data.

Skajaquoda Group, Inc.
(A Development Stage Company)
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Statements of Operations for the Years Ended December 31, 2012 and from April 29, 2011 (Inception) through December 31, 2011	F-4

Statements of Stockholders’ Deficit for the period from April 29, 2011 (Inception) through December 31, 2012	F-5

Statements of Cash Flows for the Years Ended December 31, 2012 and from April 29, 2011 (Inception) through December 31, 2011	F-6

Notes to the Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skajaquoda Group, Inc.

We have audited the accompanying balance sheet of Skajaquoda Group, Inc. (the Company"), a development stage enterprise, as of December 31, 2012 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except as discussed in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Skajaquoda Group, Inc. as of December 31, 2012 and for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. If future financing is unavailable, the Company may not be able to meet its ongoing obligations, in which case the realizable values of its assets may decline materially from current estimates. The Company plans to improve its financial condition by obtaining new financing. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anil Bedi – FCA, CPA

Partner

HDSG & ASSOCIATES, LP

5303 Aldeburgh Dr

Suwanee, GA 30024

July 23, 2013

Skajaquoda Group, Inc.
(A Development Stage Entity)
Balance Sheet
For the period ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$448,707	$99,376
Accounts receivable	424,629	0
Inventory	6,714	0
Total current assets	880,050	99,376
Noncurrent assets
Equity Stakes in other companies	100	0
Property, plant, and equipment	1,147	0
Loan receivable	42,531	20,730
Total noncurrent assets	43,778	20,730
Total assets	$923,828	$120,106

Liabilities and Stockholders’ Equity
Current liabilities
Current income taxes payable	$0	$0
Loan	90,047	103,137
Accounts payable	821,304	2,500
Total current liabilities	911,351	105,637
Total liabilities	911,351	105,637

Stockholders' Equity
Common stock, $0.00001 par value,
10,000,000 shares authorized, 1,000,000
shares issued and outstanding at
December 31, 2012 and December 31, 2011	10	10
Additional paid-in capital	20,129	20,129
Accumulated deficit during the development stage	(7,662)	(5,670)
Total stockholders’ equity	12,477	14,469

Total liabilities and stockholders’ equity	$923,828	$120,106

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Statement Of Operations
For the year ended December 31, 2012 and
For the periods from April 29, 2011 (Inception) to December 31, 2011

	From January 1, 2012 to December 31, 2012	From April 29, 2011 (Inception) to December 31, 2011
Revenue
Consulting services - related party	$11,970	$80,201
Product sales	1,647,878	0
Interest income	1,582	0
Total revenue	1,661,430	80,201
Cost of goods sold	1,605,661	0
Gross profit	55,769	80,201

Expenses
General administrative	57,761	85,871
Total expenses	57,761	85,871

Total income before income taxes	(1,992)	(5,670)
Income tax expense	0	0
Net income (loss)	$(1,992)	$(5,670)

Earnings per share
Basic	$(0.002)	$(0.0057)
Diluted	$(0.002)	$(0.0057)
Weighted average common shares
Basic	1,000,000	1,000,000
Diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Statement of Changes in Stockholders' Equity
For the periods from Inception (April 29, 2011) to December 31, 2012

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at April 29, 2011	—	$—	$—	$—	$—

Issuance of common stock	1,000,000	10	20,129	—	20,139
Net income (loss) for the year ended December 31, 2011	—	—	—	(5,670)	(5,670)

Balance at December 31, 2011	1,000,000	10	20,129	(5,670)	14,469

Net income (loss) for the year ended December 31, 2012	—	—	—	(1,992)	(1,992)

Balance at December 31, 2012	1,000,000	$10	$20,129	$(7,662)	$12,477

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Statement Of Cash Flows
For the year ended December 31, 2012 and
For the periods from April 29, 2011 (Inception) to December 31, 2011

	From January 1, 2012 to December 31, 2012	From April 29, 2011 (Inception) to December 31, 2011
Cash flow from operating activities
Net income (loss)	$(1,992)	$(5,670)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	164	0
Changes to Assets and Liabilities:
Increase (Decrease) in accounts receivable	(424,629)	0
Increase (Decrease) in accounts payable	818,804	2,500
Increase (Decrease) in inventory assets	(6,715)	0
Increase (Decrease) in income taxes payable	0	0
Net cash provided by operating activities	$385,632	$(3,170)

Cash flow from investing activities
Purchase of property and equipment	(1,311)	0
Cash flow from investing activities	(1,610)	0
Issuance of loan receivable	(20,290)	(20,730)
Cash flow used in investing activities	$(23,211)	$(20,730)

Cash flow from financing activities
Issuance of common stock	0	20,139
Payment of deferred offering costs	0	0
Proceeds from demand loans from related party	0	103,137
Payment to demand loans from related party	(13,090)	0
Cash flow provided by financing activities	$(13,090)	$123,276

Net increase in cash and cash equivalents	349,331	99,376

Cash and cash equivalents at beginning of period	99,376	0

Cash and cash equivalents at end of period	$448,707	$99,376

Supplemental Cash Flow Information
Interest paid	$0	$0
Taxes paid	$0	$0

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.

(A Development Stage Company)
Notes to Financial Statements as of December 31, 2012 and 2011

1. Incorporation and Operations

Skajaquoda Group Inc. ("Skajaquoda" or the "Company") is domiciled in Delaware, and commenced operations on April 29, 2011 (Inception). The Company plans to become a registered investment advisor. The company is a licensed metals retailer in the state of Delaware and started offering the sale and storage of precious metals to its clients. We see this service as a part of our planned investment management service and allows us to provide our clients with a broader range of investment opportunities.

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

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property and equipment are determined using the straight line method over the estimated useful lives (usually ten years) of the assets or terms of the leases. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are reflected in operations.

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at December 31, 2012. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at December 31, 2012.

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

4. Loan Receivable

On June 30, 2012, the Company disbursed $20,290 under a loan ("Note") to an unrelated party. The unpaid principal of this loan shall bear simple interest at the rate of 5% per annum. Interest shall be calculated based on the principal balance as may be adjusted from time to time to reflect additional advances made hereunder. Interest on the unpaid balance of this Note shall accrue monthly but shall not be due and payable until June 30, 2014, when the principal balance of this Note becomes due and payable. No consideration was received for this disbursement.

5. Stockholders' Equity

Common Stock - The Company is authorized to issue ten million (10,000,000) shares of shares of Common Stock, par value $.00001 per share (the "Common Stock").

As of December 31, 2012, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

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

Preferred Stock - As of December 31, 2012, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

6. Related Party Transactions

During 2012, Skajaquoda Capital LLC paid $14.55 to it‘s customer account with the company, which will be used against future invoices issued to Skajaquoda Capital LLC, Skajaquoda Capital, LLC is a privately held company owned by our chief executive officer Einar Agustsson. Skajaquoda Capital, LLC is in the business of investing in stocks, bonds, options and other securities.

We often receive payments for our products in Euros. The company has used a Euro-account owned by Skajaquoda Capital LLC a company which is privately held by our CEO to process these payments. We have now set up a Euro account for Skajaquoda Group Inc to process future payments.

During 2012, the company earned $1,296,144 from LA ltd which was a related party before February 2012 owning 1% of our common shares, we have since been informed that they no longer hold any shares

During 2012, the Company incurred $9,300 in consulting expenses for services performed by Likenia, a related party owning 1% of our common stock. Likenia is in the business of providing consulting services to businesses.

During 2012, the Company earned $11,970 in consulting fee revenue for services rendered to AGSN, a related party owning 1% of our common stock. AGSN is in the business of investing in stocks, bonds, options and other securities.

The Company believes these transactions were effected at fair value based on the services performed.

These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services.

During 2012, the Company paid down the balance by $13,090 of a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock the remaining balance of the loan is $90,047. The loan does not bear interest and is due on demand.

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

Additionally, the Company reported that it had engaged HDSG & Associates, L.P., as its new independent accountants.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2011 or 2012 financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position(s) and Office(s)
Einar Agustsson	31	President, Chief Executive Officer and Director

The following is a brief account of the business experience of our director and executive officer, including their background occupations and employment over the past five years.

Einar Agustsson has served as Chief Executive Officer and as a director of the Company since inception April 29, 2011.

Business Experience:

Mr. Agustsson has been actively investing on international financial markets for a decade both as a private and professional investor. He has run his own privately held investment company named Skajaquoda Capital LLC since 2003 and has gained good experience with most types of investment securities. Mr. Agustsson also has many years of management experience through his role as Chief Executive Officer and Chief Investment Officer of his company. Mr. Agustsson studied General Business Administration at the Reykjavik University 2004-2007 (located in Reykjavik, Iceland).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Executive compensation for the period ended December 31, 2012 and December 31, 2011 are $0 and $0.

Summary Compensation Table

The following table provides summary information for the period ended December 31, 2012 and 2011 concerning cash and non-cash compensation paid or accrued to or on behalf of the chief executive officer.

Executives Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Einar Agustsson CEO and Director	Dec. 31 2012	0	—	—	—	—	—	—	0
Einar Agustsson CEO and Director	Dec 31, 2011	0	—	—	—	—	—	—	0

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

The following table sets forth certain information concerning the ownership of the Company’s 1,000,000 shares of common stock issued and outstanding as of July 5, 2013 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

The chief executive officer owns personally 60% of the company shares.

On 04/29/2011 we sold 600,000 shares of our common stock to our Chief Executive Officer, Einar Agustsson, at 0.0002316 per share. The shares were sold pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act.

During 2012, the Company earned $11,970 in consulting fee revenue for services rendered to AGSN, a related party owning 1% of our common stock. AGSN is in the business of investing in stocks, bonds, options and other securities.

During 2012, the company earned through product sales $1,296,144 from LA ltd which was a related party before February 2012 owning 1% of our common shares, we have since been informed that they no longer hold any shares

During 2011, the Company earned $59,400 in consulting fee revenue for services rendered to Skajaquoda Capital, LLC, a privately held company owned by our chief executive officer Einar Agustsson. Skajaquoda Capital, LLC is in the business of investing in stocks, bonds, options and other securities. Also during 2011 the Company earned $20,801 in consulting fee revenue for services rendered to LA, a related party owning 1% of our common stock. LA is in the business of investing in stocks, bonds, options and other securities.

During 2012, the Company incurred $9,300 in consulting expenses for services performed by Likenia, a related party owning 1% of our common stock. Likenia is in the business of providing consulting services to businesses.

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

During 2011, the Company entered into a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock to borrow $110,000 to fund operations. During 2012, the Company paid down the balance by $13,090 of a loan agreement and the remaining balance of the loan is $90,047. The loan does not bear interest and is due on demand.

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

The following is a summary of the fees billed to us by HDSG & Associates L.P. (“HDSG”) for professional services rendered for the period ended December 31, 2012 and December 31, 2011:

	HDSG	HDSG
Fee Category	Period ended December 31, 2012 Fees ($)	Period ended December 31, 2011 Fees ($)
Audit Fees	6,750	2,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (A) Exhibits

Exhibit	Description
Number
31.1	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
32.1	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350
29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skajaquoda Group, Inc.	Date
/s/ Einar Agustsson By: Einar Agustsson Its: President, Chief Executive Officer and Director	August 07, 2013

/s/ Einar Agustsson By: Einar Agustsson Its: Chief Financial Officer and Principal Accounting Officer	August 07, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Einar Agustsson Einar Agustsson President, Chief Executive Officer and Director	August 07, 2013

