Form 10-Q
period 2013-06-30
Skajaquoda Group inc.
filed 2013-08-19
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.00001 par value (the only class of voting stock), at August 19, 2013, was 1,000,000.

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

Skajaquoda Group, Inc. (A Development Stage Entity)

Consolidated Balance Sheets

	UNAUDITED June 30, 2013	UNAUDITED December 31, 2012
Assets
Current assets
Cash and cash equivalents	$626,431	448,722
Accounts receivable	53,225	436,613
Inventory	487	6,715
Total current assets	680,143	885,335

Noncurrent assets
Equity stakes in other companies	100	100
Property, plant, and equipment	1,147	1,311
Intangible Assets	1,000,000	0
Goodwill	50,000	0
Loan receivables	43,658	42,531
Total noncurrent assets	1,094,905	43,942
Total assets	$1,775,048	924,022

Liabilities and Stockholders Equity
Current liabilities
Current income taxes payable	$0	0
Demand loans payable to related party	84,447	90,047
Accounts payable	258,554	817,054
Total current liabilities	343,001	907,101
Total liabilities	343,001	907,101

Stockholders' Equity
Common stock, $0.00001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2012	$10	10
Additional paid-in capital	20,129	20,129
Retained earnings	1,411,810	(5,018)
Total stockholders equity	1,431,949	15,121

Total liabilities and stockholders equity	$1,775,048	924,022

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Consolidated Statements of Operations
Three Months Ended June 30, 2013 and three months ended June 30, 2012, Six months Ended June 30, 2013, Six months Ended June 30, 2012 and From April 29, 2011 (Inception) to June 30, 2013

	UNAUDITED Three months Ended June 30, 2013	UNAUDITED Three months Ended June 30, 2012	UNAUDITED Six months Ended June 30, 2013	UNAUDITED Six months Ended June 30, 2012	UNAUDITED From April 29, 2011 (Inception) to June 30, 2013
Revenue
Product Sales	$0	1,124,155	719,432	1,124,155	2,367,288
Services	1,430,057	10	1,441,107	10	1,441,117
Consulting services - related party					32,808
Consulting services - related party					59,400
Interest income	513	259	1,026	518	2,608
Total revenue	1,430,570	1,124,424	2,161,565	1,124,683	3,903,211

Cost of goods sold	0	(1,111,577)	(711,278)	(1,111,577)	(2,316,939)
Gross Profit	1,430,570	12,847	1,450,287	13,106	1,584,690

Expenses
General administrative	11,110	14,228	30,830	17,113	174,283
Total expenses	11,110	14,228	30,830	17,113	174,283

Total income before income taxes	1,419,460	(1,381)	1,419,458	(4,007)	1,411,989

Income tax expense	0	0	0	0	0
Net income	1,419,460	(1,381)	1,419,458	(4,007)	1,411,989

Earnings per share
Basic	$1.42	(0.0014)	1.42	(0.004)	1.41
Diluted	$1.42	(0.0014)	1.42	(0.004)	1.41

Weighted average common shares
Basic	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Skajaquoda Group, Inc. (A Development Stage Entity)

Statement of Changes in Stockholders' Equity
From April 29, 2011 (Inception) to June 30, 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balance at April 29, 2011	-	$ -	$ -	$ -	$ -
Issuance of common stock	1,000,000	10	$ 20,129	-	20,139
Net income	-	-	-	1,411,810	1,411,810
Balance at 30 June 2013	1,000,000	$ 10	$ 20,129	1,411,810	1,431,949
The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc. (A Development Stage Entity)

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and From April 29, 2011 (Inception) to June 30, 2013

UNAUDITED

	June 30, 2013	From April 29, 2011 (Inception) to June 30, 2013
Cash flow from operating activities
Net income	$1,419,458	1,411,810
Adjustments to reconcile net income to net cash
provided by operating activities:	0	0
Accounts receivable	371,404	(53,225)
Accounts payable	(562,751)	258,554
Inventory assets	6,228	(487)
Increase in income taxes payable	0	0
Net cash provided by operating activities	$1,234,339	1,616,652

Purchase of property and equipment	0	(1,147)
Cash flow from investing activities	(1,028)	0
Issuance of loan receivable	0	(43,558)
Intangible Assets	(1,000,000)	(1,000,000)
Goodwill	(50,000)	(50,000)
Cash flow used in investing activities	$(1,051,028)	(1,094,705)

Cash flow from financing activities	0
Issuance of common stock	0	20,139
Payment of deferred offering costs	0	0
Proceeds from demand loans from related party		103,137
Payment to demand loans from related party	(5,600)	(18,690)
Cash flow provided by financing activities	$(5,600)	104,586

Net increase (decrease) in cash and cash equivalents	177,711	626,431

Cash and cash equivalents at beginning of period	448,707

Cash and cash equivalents at end of period	$626,431	626,431

Interest paid	$-	-

Taxes paid	$-	0

The accompanying notes are an integral part of these consolidated financial statements

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2013

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company does not have any significant deferred tax asset or liabilities at June 30, 2013. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at June 30, 2013.

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

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2013

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

As of June 30, 2013, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

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

Preferred Stock - As of June 30, 2013, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

SKAJAQUODA GROUP, INC.

Notes to the Financial Statements as of June 30, 2013

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

During 2011, the Company entered into a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock to borrow $110,000 to fund operations of which 18,690 have been repaid. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

During 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations of which 18,690 have been repaid. The loan does not bear interest and is due on demand.

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

Our total expenditures over the next twelve months are anticipated to be approximately $150,000. Our cash on hand as of June 30, 2013 is $626,431.
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

Cash Requirements
Our cash on hand as of June 30, 2013 is $626,431. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.
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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED June 30, 2013

REVENUE
Our net revenue amounted to $1,430,570 for the quarter ended June 30, 2013.
The revenue came from mixed business services, research activity and interest on loan assets. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary. Net income for the quarter ended June 30, 2013 is $1,419,460.

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

COST OF GOODS SOLD
We had cost of goods sold of $0 or 0% of sales for the three months ended June 30, 2013.

OPERATING EXPENSES
Our total operating expenses for the quarter ended June 30, 2013 were $11,110. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses.

NET LOSS

We had a net profit of $1,419,460 for the quarter ended June 30, 2013. Our net loss for the quarter ended June 30, 2013 is attributed to our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2013, our cash balance was $626,431.
Cash flows from operating activities for the quarter ended June 30, 2013 were positive $1,701,098.
A related party had loaned the Company $110,000 of which 18,690 have been repaid. This loan is payable on demand, unsecured and does not accrue interest.
The Director believes that the Company is now able to generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities
The Company has no current liabilities besides a loan agreement with a related party to of $84,447 to fund operations. The loan does not bear interest and is due on demand. Working capital (the difference between the Company's current assets and current liabilities) was $337,142 at June 30, 2013. Our net income for the quarter, as adjusted for amortization and future income taxes, was $1,419,460 for the quarterly period ended June 30, 2013.

Financing Activities
During the period from April 29, 2011(inception) to June 30, 2013, we had $20,139 in cash provided from the issuance of common stock through financing activities, sold to our Chief Executive Officer and other investors.

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

During 2011, a related party had loaned the Company $110,000 of which 18,690 have been repaid. This loan is payable on demand, unsecured and does not accrue interest.

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

None.

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

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 August 19, 2013

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 August 19, 2013

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