Form 10-Q/A
period 2013-06-30
Skajaquoda Group inc.
filed 2013-08-22
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No: 1)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ x ]  No [ ].

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Skajaquoda Group inc. (the “Company”) for the quarter ended June 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 19, 2013. The Amendment is being filed to submit Exhibit 101 and to correct the financial statement information reported along with the notes to the financial statement. The Amendment revises the Part I, Item 2 extensively and exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are also included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

1

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

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-1
Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 and for the period from April 29, 2011 (Inception) through June 30, 2013.	F-2
Consolidated Statement of Changes in Stockholders Equity for the period from April 29, 2011 (Inception) through June 30, 2013.	F-3
Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 and for the period from April 29, 2011 (Inception) through March 31, 2013.	F-4
Consolidated Notes to Financial Statements	F-5

2

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Balance Sheet (Unaudited)
June 30, 2013 and December 31, 2012
	June 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$626,432	$448,707
Accounts receivable	53,225	424,629
Inventory	487	6,714
Total current assets	680,144	880,050
Noncurrent assets
Equity Stakes in other companies	100	100
Property, plant, and equipment, Net	983	1,147
Goodwill	50,000	0
Intangible Assets	1,000,000	0
Interest accrued	2,539	1,511
Loan receivable	41,020	41,020
Total noncurrent assets	1,094,642	43,778
Total assets	$1,774,786	$923,828
Liabilities and Stockholders’ Equity
Current liabilities
Current income taxes payable	$0	$0
Deferred tax liability	482,817	0
Loan	84,447	90,047
Accounts payable	258,554	821,304
Total current liabilities	825,818	911,351
Total liabilities	825,818	911,351
Stockholders' Equity
Common stock, $0.00001 par value,
10,000,000 shares authorized, 1,000,000
shares issued and outstanding at
June 30, 2013 and December 31, 2012	10	10
Additional paid-in capital	20,129	20,129
Accumulated deficit during the development stage	928,829	(7,662)
Total stockholders’ equity	948,968	12,477
Total liabilities and stockholders’ equity	$1,774,786	$923,828

The accompanying notes are an integral part of these financial statements.

F-1

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement Of Operations (Unaudited)
For the three and six months ended June 30, 2013 and 2012
For the periods from April 29, 2011 (Inception) to June 30, 2013
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Cumulative From April 29, 2011 (Inception) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$	$	$	$	$
Product sales	0	1,124,155	719,432	1,124,155	2,367,310
Consulting services	1,420,057	0	1,420,065	0	1,440,865
Consulting services - related party	10,000	0	21,042	0	92,412
Interest income	513	259	1,026	518	2,608
Total revenue	1,430,570	1,124,414	2,161,565	1,124,673	3,903,195
Cost of goods sold	—	1,111,577	711,278	1,111,577	2,316,938
Gross profit	1,430,570	12,837	1,450,287	13,096	1,586,257
Expenses
General administrative	11,193	14,228	30,979	17,113	174,611
Total expenses	11,193	14,228	30,979	17,113	174,611
Total income before income taxes	1,419,377	(1,391)	1,419,308	(4,017)	1,411,646
Income tax expense	0	0	0	0	0
Deferred tax expense	482,817	0	482,817	0	482,817
Net income (loss)	$936,560	$(1,391)	$936,491	$(4,017)	$928,829
Earnings per share
Basic	$0.937	$(0.001)	$0.936	$(0.004)
Diluted	$0.937	$(0.001)	$0.936	$(0.004)
Weighted average common shares
Basic	1,000,000	1,000,000	1,000,000	1,000,000
Diluted	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.
F-2

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the periods from Inception (April 29, 2011) to June 30, 2013

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at April 29, 2011	—	$—	$—	$—	$—

Issuance of common stock	1,000,000	10	20,129	—	20,139
Net income (loss) for the year ended December 31, 2011	—	—	—	(5,670)	(5,670)

Balance at December 31, 2011	1,000,000	10	20,129	(5,670)	14,469

Net income (loss) for the year ended December 31, 2012	—	—	—	(1,992)	(1,992)

Balance at December 31, 2012	1,000,000	10	20,129	(7,662)	12,477

Net income (loss) for the six months ended June 30, 2013	—	—	—	936,491	936,491

Balance at June 30, 2013	1,000,000	$10	$20,129	$928,829	$948,968

The accompanying notes are an integral part of these financial statements.
F-3

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement Of Cash Flows (Unaudited)
For the six months ended June 30, 2013 and 2012
For the periods from April 29, 2011 (Inception) to March 31, 2013

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Cumulative From April 29, 2011 (Inception) to June 30, 2013
Cash flow from operating activities
Net income (loss)	$936,491	$(4,017)	$928,829
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	164	0	328
Changes to Assets and Liabilities:
Increase (Decrease) in accounts receivable	371,404	(1,124,145)	(53,225)
Increase (Decrease) in Accounts payable	(562,751)	1,111,577	258,554
Increase (Decrease) in Inventory assets	6,228	0	(487)
Increase (Decrease) in deferred tax liability	482,817	0	482,817
Increase (Decrease) in income taxes payable	0	0	0
Net cash provided by operating activities	$1,234,353	$(16,585)	$1,616,816

Net cash provided by investing activities
Purchase of property and equipment	0	(810)	(1,311)
Purchase of Goodwill	(50,000)	0	(50,000)
Acquired intangible assets	(1,000,000)	0	(1,000,000)
Cash flow from investing activities	(1,028)	(518)	(2,639)
Issuance of loan receivable	0	(20,290)	(41,020)
Cash flow used in investing activities	$(1,051,028)	$(21,618)	$(1,094,970)

Cash flow from financing activities
Issuance of common stock	0	0	20,139
Proceeds from demand loans from related party	0	0	103,137
Payment to demand loans from related party	(5,600)	0	(18,690)
Cash flow provided by financing activities	$(5,600)	$0	$104,586

Net increase in cash and cash equivalents	177,725	(38,203)	626,432

Cash and cash equivalents at beginning of period	448,707	99,376	0

Cash and cash equivalents at end of period	$626,432	$61,173	$626,432

Supplemental Cash Flow Information
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Company)

Consolidated Notes to Financial Statements as of June 30, 2013 and December 31, 2012

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. As of June 30, 2013, the Company has deferred tax liabilities of $482,817. The Company's effective tax rate approximates the Federal statutory rates.

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

Accrued interest on both the loan receivable as at June 30, 2013 and December 31, 2012 was $2,539 and $1,511 respectively.

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

All shares of the Company's Common Stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of Common Stock entitles the holder thereof to:

•	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;
•	To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and
•	To participate pro rata in any distribution of assets available for distribution upon liquidation.

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

6. Related Party Transactions

During six months ended June 30, 2013, Skajaquoda Capital LLC paid $14,100 to it‘s customer account with the company, which will be used against future invoices issued to Skajaquoda Capital LLC, Skajaquoda Capital, LLC is a privately held company owned by our chief executive officer Einar Agustsson. Skajaquoda Capital, LLC is in the business of investing in stocks, bonds, options and other securities.

We often receive payments for our products in Euros. The company has used a Euro-account owned by Skajaquoda Capital LLC a company which is privately held by our CEO to process these payments. We have now set up a euro account for Skajaquoda Group Inc to process future payments.

During six months ended June 30, 2013, the company earned $254,718 towards product sales from LA ltd which was a related party before February 2012 owning 1% of our common shares, we have since been informed that they no longer hold any shares

During six months ended June 30, 2013, the Company earned $20,000 in consulting fee revenue for services rendered to Skajaquoda Capital LLC, a related party.

The Company believes these transactions were effected at fair value based on the services performed.

These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services.

During six months ended June 30, 2013, the Company paid down the balance by $5,600 of a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock the remaining balance of the loan is $84,447. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

Effective September 30, 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations of which $18,690 has been repaid. The loan does not bear interest and is due on demand.

8. Acquisition Of Skajaquoda Limited

During the three month period ended June 30, 2013, the company acquired 100% of Skajaquoda Limited in Ireland for $50,000 which has been recorded as goodwill. The company does not record impairment on goodwill for the three months ended June 30, 2013.

Skajaquoda Limited is a tax resident in Anguilla so it does not owe any taxes currently on its income.

9. Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized.

During the three month period ended June 30, 2013, due to acquisition of Skajaquoda Limited deferred tax liability was recognized on the revenue of $1,420,050 at the effective tax rate of 34%.

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

Our total expenditures over the next twelve months are anticipated to be approximately $150,000. Our cash on hand as of June 30, 2013 is $626,432.

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

Cash Requirements

Our cash on hand as of June 30, 2013 is $626,432. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

We had revenues of $1,430,570 during the three months ended June 30, 2013, compared to $1,124,414 in revenues during the corresponding period in 2012. The revenue came from mixed business services, research activity and interest on loan assets. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary.

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

Cost of Goods Sold

We had cost of goods sold of $0 and $1,111,577 for the three months ended June 30, 2013 and 2012 respectively.

Expenses

We incurred operating expenses in the amount of $11,193 during the three months ended June 30, 2013, compared to $14,228 for the corresponding period in 2012. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses.

Net Loss

We incurred a net income of $936,560 during the three months ended June 30, 2013, compared to a net loss of $1,391 during the corresponding period in 2012. This translates to income (loss) per share of $0.937 and $(0.001) for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Revenues

We had revenues of $2,161,565 during the six months ended June 30, 2013, compared to $1,124,673 in revenues during the corresponding period in 2012. The revenue came from mixed business services, research activity and interest on loan assets.

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

Cost of Goods Sold

We had cost of goods sold of $711,278 and $1,111,577 for the six months ended June 30, 2013 and 2012 respectively.

Expenses

We incurred operating expenses in the amount of $30,979 during the six months ended June 30, 2013, compared to $17,113 for the corresponding period in 2012. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses.

Net Loss

We incurred a net profit of $936,491 during the six months ended June 30, 2013, compared to a net loss of $4,017 during the corresponding period in 2012. This translates to income (loss) per share of $0.936 and $(0.004) for the six months ended June 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2013 consisted of $626,432 in cash.

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

Goodwill

The Company has recorded a goodwill of $50,000 due to acquisition of Skajaquoda Limited during the three month period ended June 30, 2013.

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

(b) Holders. At March 31, 2013, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s financial statements for the periods ended June 30, 2013, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit. Our ability to continue as a going concern is subject to the ability of the Company to obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 1A.       RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10 K, for the year ended December 31, 2012.

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

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

None

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit	Description
Number
31.1 *	Certification of the Chief Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
31.2 *	Certification of the Chief Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)
32.1 *	Certification of the Chief Executive Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350
32.2 *	Certification of the Chief Financial Officer required by Rule 13a - 14(b) or Rule 15d - 14(b) and 18 U.S.C. 1350
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL)

* Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 August 21, 2013

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 August 21, 2013

By: Einar Agustsson

Its: Chief Financial Officer and Principal Accounting Officer

