Form 10-Q
period 2013-09-30
Skajaquoda Group inc.
filed 2013-10-09
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

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

1204 11th Avenue, Clarkfield, Minnesota, 56223

 (Address of principal executive offices)    (Zip Code)

(302) 504-4448

 (Registrant’s telephone number, including area code)

1001 Society Drive, Claymont, Delaware 19703

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

The number of shares outstanding of the issuer’s common stock, $0.00001 par value (the only class of voting stock), at October 8, 2013, was 1,000,000.

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

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	F-1
Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and for the period from April 29, 2011 (Inception) through September 30, 2013.	F-2
Consolidated Statement of Changes in Stockholders Equity for the period from April 29, 2011 (Inception) through September 30, 2013.	F-3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from April 29, 2011 (Inception) through September 30, 2013.	F-4
Consolidated Notes to Financial Statements	F-5

2

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Balance Sheet (Unaudited)
September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$977,649	$448,707
Accounts receivable	47,990	424,629
Inventory	487	6,714
Total current assets	1,026,126	880,050
Noncurrent assets
Equity Stakes in other companies	100	100
Property, plant, and equipment, Net	901	1,147
Goodwill	50,000	0
Intangible Assets	13,500,000	0
Interest accrued	3,052	1,511
Loan receivable	41,020	41,020
Total noncurrent assets	13,595,073	43,778
Total assets	$14,621,199	$923,828

Liabilities and Stockholders’ Equity
Current liabilities
Current income taxes payable	$0	$0
Deferred tax liability	4,855,897	0
Loan	71,447	90,047
Accounts payable	258,554	821,304
Total current liabilities	5,185,898	911,351
Total liabilities	5,185,898	911,351

Stockholders' Equity
Common stock, $0.00001 par value,
10,000,000 shares authorized, 1,000,000
shares issued and outstanding at
September 30, 2013 and December 31, 2012	10	10
Additional paid-in capital	20,129	20,129
Accumulated deficit during the development stage	9,415,162	(7,662)
Total stockholders’ equity	9,435,301	12,477

Total liabilities and stockholders’ equity	$14,621,199	$923,828

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement Of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012
For the periods from April 29, 2011 (Inception) to September 30, 2013

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cumulative From April 29, 2011 (Inception) to September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Product sales	0	171,989	719,432	1,296,144	2,367,288
Services	12,862,000	0	14,282,065	0	14,282,065
Services - related party	$18,527	$0	$39,569	$0	$131,740
Interest income	513	550	1,539	1,068	3,121
Commission income	0	0	0	0	22
Total revenue	12,881,040	172,539	15,042,605	1,297,212	16,784,236
Cost of goods sold	—	160,024	711,278	1,271,601	2,316,939
Gross profit	12,881,040	12,515	14,331,327	25,611	14,467,297

Expenses
General administrative	21,627	12,021	51,784	28,734	195,016
Total expenses	21,627	12,021	51,784	28,734	195,016

Total income before income taxes	12,859,413	494	14,279,543	(3,123)	14,272,281
Income tax expense	0	0	822	400	1,222
Deferred tax expense	4,373,080	0	4,855,897	0	4,855,897
Net income (loss)	$8,486,333	$494	$9,422,824	$(3,523)	$9,415,162

Earnings per share
Basic	$8.486	$0.000	$9.423	$(0.004)
Diluted	$8.486	$0.000	$9.423	$(0.004)
Weighted average common shares
Basic	1,000,000	1,000,000	1,000,000	1,000,000
Diluted	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the periods from Inception (April 29, 2011) to September 30, 2013

				Deficit Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at April 29, 2011	—	$—	$—	$—	$—

Issuance of common stock	1,000,000	10	20,129	—	20,139
Net income (loss) for the year ended December 31, 2011	—	—	—	(5,670)	(5,670)

Balance at December 31, 2011	1,000,000	10	20,129	(5,670)	14,469

Net income (loss) for the year ended December 31, 2012	—	—	—	(1,992)	(1,992)

Balance at December 31, 2012	1,000,000	10	20,129	(7,662)	12,477

Net income (loss) for the nine months ended September 30, 2013	—	—	—	9,422,824	9,422,824

Balance at September 30, 2013	1,000,000	$10	$20,129	$9,415,162	$9,435,301

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement Of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012
For the periods from April 29, 2011 (Inception) to September 30, 2013

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cumulative From April 29, 2011 (Inception) to September 30, 2013
Cash flow from operating activities
Net income (loss)	$9,422,824	$(3,523)	$9,415,162
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	246	0	0
Changes to Assets and Liabilities:
Increase (Decrease) in accounts receivable	376,639	(794,205)	(47,990)
Increase (Decrease) in Accounts payable	(562,751)	769,672	258,554
Increase (Decrease) in Inventory assets	6,228	0	(487)
Increase (Decrease) in deferred tax liability	4,855,897	0	4,855,897
Increase (Decrease) in loan	(18,600)	(4,000)	71,447
Net cash provided by operating activities	$14,080,483	$(32,056)	$14,552,583

Net cash provided by investing activities
Purchase of property and equipment	0	(810)	(901)
Purchase of Goodwill	(50,000)	0	(50,000)
Acquired intangible assets	(13,500,000)	0	(13,500,000)
Cash flow from investing activities	(1,541)	(1,011)	(3,152)
Issuance of loan receivable	0	(20,290)	(41,020)
Cash flow used in investing activities	$(13,551,541)	$(22,111)	$(13,595,073)

Cash flow from financing activities
Issuance of common stock	0	0	20,139
Payment of deferred offering costs	0	0	0
Proceeds from demand loans from related party	0	0	0
Payment to demand loans from related party	0	0	0
Cash flow provided by financing activities	$0	$0	$20,139

Net increase in cash and cash equivalents	528,942	(54,167)	977,649

Cash and cash equivalents at beginning of period	448,707	99,376	0

Cash and cash equivalents at end of period	$977,649	$45,209	$977,649

Supplemental Cash Flow Information
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Company)

Consolidated Notes to Financial Statements as of September 30, 2013 and December 31, 2012

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

During the quarter ended September 30, 2013, The Skajaquoda Group moved their headquarters from Claymont, Delaware to a much larger building in Clarkfield, Minnesota. The new headquarters will house Skajaquoda and their research facility. The relocation to a larger building will be a valuable asset for growth in the market and the overall expansion of the company.

The new 144.000 square-foot building allows Skajaquoda to open a new research facility. The expansion benefits the Skajaquoda Group because it allows for greater and more advanced research and development, which will enable the company to develop cutting edge technology for the future challenges and needs of our world’s growing population. Skajaquoda aims to evolve technological solutions that will minimize human pollution and global impact as well as restore balance to our ecosystem. The expansion of their headquarters will also enable Skajaquoda to provide services and products to more clients, consequently diversifying their client base to a greater extent. Skajaquoda is an investment firm quoted on the OTC (ticker symbol: SKAJ) that invests according to its socially responsible investment policy. Furthermore, moving the company to a larger headquarters will provide jobs, as the companies will need to recruit more employees to accommodate for this expansion. The relocation of Skajaquoda’s headquarters is an important factor for the company, which has up to this point only been an investment company. Skajaquoda proudly announces that they will soon launch a completely new research program that deals with renewable energy, which makes them a progressive company offering financial solutions, research, and development in renewable energy. Skajaquoda aims to begin operating its renewable research facility in their new headquarters before the end of the year. Skajaquoda plans to research and develop improvements for current renewable energy technology and take today’s technology to the next level.

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. As of September 30, 2013, the Company has deferred tax liabilities of $4,855,897. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at September 30, 2013.

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

Accrued interest on both the loan receivable as at September 30, 2013 and December 31, 2012 was $3,052 and $1,511 respectively.

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

Preferred Stock - As of September 30, 2013, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

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

During nine months ended September 30, 2013, the company earned $254,718 towards product sales from LA ltd which was a related party before February 2012 owning 1% of our common shares, we have since been informed that they no longer hold any shares

During nine months ended September 30, 2013, the Company earned $37,877 in consulting fee revenue for services rendered to Skajaquoda Capital LLC, a related party.

The Company believes these transactions were effected at fair value based on the services performed.

These services were and are provided as needed and do not have any fixed terms. Since our Chief executive officer is currently not receiving salary we did not have any significant costs associated with providing these services.

During nine months ended September 30, 2013, the Company paid down the balance by $13,000 of a loan agreement with Einar Agustsson the chief executive officer of the company and owner of 60% of our common stock the remaining balance of the loan is $71,447. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

Effective September 30, 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations of which $18,600 has been repaid during the nine month ended September 30, 2013. The loan does not bear interest and is due on demand.

8. Acquisition Of Skajaquoda Limited

During the three month period ended June 30, 2013, the company acquired 100% of Skajaquoda Limited in Ireland for $50,000 which has been recorded as goodwill. The company does not record impairment on goodwill for the nine months ended September 30, 2013.

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

During the period ended September 30, 2013, deferred tax liability was recognized due to the acquisition of Skajaquoda Limited. Deferred tax liability was recognized on the revenue of $1,4282,050 at the effective income tax rate of 34%.

10. Energy Research

Skajaquoda Group inc. is trying to find a cost effective way to maintain superconductivity for use in generators, power distribution, energy storage and many other applications. Superconductors transport electricity without resistance so there is no power loss due to friction or distances. If successful it will greatly reduce carbon emissions and other pollutants and open up many scientific and technological possibilities that are hard to imagine today.

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

Our total expenditures over the next twelve months are anticipated to be approximately $150,000. Our cash on hand as of September 30, 2013 is $977,649.

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

Cash Requirements

Our cash on hand as of September 30, 2013 is $977,649. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenues

We had revenues of $12,881,040 during the three months ended September 30, 2013, compared to $172,539 in revenues during the corresponding three month period ended September 30, 2012. The revenue came from product sales, consulting services and interest on loan assets.

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

Cost of Goods Sold

We had cost of goods sold of $0 and $160,024 for the three months ended September 30, 2013 and 2012 respectively.

Expenses

We incurred operating expenses in the amount of $21,627 during the three months ended September 30, 2013, compared to $12,021 for the corresponding three months ended September 30, 2012. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary.

Net Profit

We incurred a net income of $8,486,333 during the three months ended September 30, 2013, compared to $494 during the corresponding three months ended September 30, 2012. This translates to income (loss) per share of $8.486 and $0.000 for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Revenues

We had revenues of $15,042,605 during the nine months ended September 30, 2013, compared to $1,297,212 in revenues during the nine months ended September 30, 2012. The revenue came from product sales, consulting services and interest on loan assets.

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

Cost of Goods Sold

We had cost of goods sold of $711,278 and $1,271,601 for the nine months ended September 30, 2013 and 2012 respectively.

Expenses

We incurred operating expenses in the amount of $51,784 during the nine months ended September 30, 2013, compared to $28,734 for the corresponding period in 2012. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary.

Net Profit (Loss)

We incurred a net profit of $9,422,824 during the nine months ended September 30, 2013, compared to a net loss of $3,523 during the corresponding period in 2012. This translates to income (loss) per share of $9.423 and $(0.004) for the nine months ended September 30, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2013 consisted of $977,649 in cash equivalents.

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

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

(a) The Company application to FINRA for the Company's shares to be quoted on the OTCBB was approved and the shares are trading with the ticker symbol SKAJ

Company's common stock is traded in the OTCBB and the shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

(b) Holders. At September 30, 2013, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s financial statements for the year ended December 31, 2012, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit. Our ability to continue as a going concern is subject to the ability of the Company to obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 1A.       RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10Q, for the quarter ended June 30, 2013.

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

None.

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

Skajaquoda Group, inc.	Date

/s/ Einar Agustsson	October 8, 2013
By: Einar Agustsson
Its: Chief Executive Officer and Director

/s/ Einar Agustsson	October 8, 2013
By: Einar Agustsson
Its: Chief Financial Officer and Principal Accounting Officer

