Form 10-Q
period 2014-03-31
Skajaquoda Group inc.
filed 2014-05-20
CIK 1520321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    [x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

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

The number of shares outstanding of the issuer’s common stock, $0.00001 par value (the only class of voting stock), at May 20, 2014, was 1,000,000.

1

2

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

Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from April 29, 2011 (Inception) through March 31, 2014.	F-2
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from April 29, 2011 (Inception) through March 31, 2014.	F-3
Unaudited Consolidated Notes to Financial Statements	F-4

3

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Balance Sheet (Unaudited)
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$884,459	$884,459
Accounts receivable	180,253	179,545
Inventory	487	487
Total current assets	1,065,199	1,064,491
Noncurrent assets
Equity Stakes in other companies	100	100
Property, plant, and equipment, Net	901	901
Goodwill	50,000	50,000
Intangible Assets	13,500,000	13,500,000
Interest accrued	3,052	3,052
Loan receivable	41,020	41,020
Total noncurrent assets	13,595,073	13,595,073
Total assets	$14,660,272	$14,659,564

Liabilities and Stockholders’ Equity
Current liabilities
Current income taxes payable	$—	$—
Deferred tax liability	4,855,897	4,855,897
Loan	71,447	71,447
Accounts payable	340,538	315,513
Total current liabilities	5,267,882	5,242,857
Total liabilities	5,267,882	5,242,857

Stockholders' Equity
Common stock, $0.00001 par value,
10,000,000 shares authorized, 1,000,000
shares issued and outstanding at
March 31, 2014 and December 31, 2013	10	10
Additional paid-in capital	20,129	20,129
Accumulated deficit during the development stage	9,372,251	9,396,568
Total stockholders’ equity	9,392,390	9,416,707

Total liabilities and stockholders’ equity	$14,660,272	$14,659,564

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement Of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013
For the periods from April 29, 2011 (Inception) to March 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative From April 29, 2011 (Inception) to March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Product sales	(24,509)	719,432	16,606,234
Services	—	8	14
Services - related party	$192	$11042	$131,932
Interest income	—	513	3,121
Commission income	—	—	22
Total revenue	-24,317	730,995	16,741,323
Cost of goods sold	0	711,278	2,316,939
Gross profit	-24,317	19,717	14,424,384

Expenses
General administrative	0	19,786	196,237
Total expenses	0	19,786	196,237

Total income before income taxes	(24,317)	(69)	14,228,147
Income tax expense	0	0	0
Deferred tax expense	—	0	4,855,897
Net income (loss)	$(24,317)	$(69)	$9,372,250

Earnings per share
Basic	$(0.024)	$(0.000)
Diluted	$(0.024)	$(0.000)
Weighted average common shares
Basic	1,000,000	1,000,000
Diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Entity)
Consolidated Statement Of Cash Flows (Unaudited)
For the three months ended March 31, 2014 and 2013
For the periods from April 29, 2011 (Inception) to March 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative From April 29, 2011 (Inception) to March 31, 2014
Cash flow from operating activities
Net income (loss)	$(24,317)	$(69)	$9,372,250
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	—	82	410
Changes to Assets and Liabilities:
Increase (Decrease) in accounts receivable	(708)	(18,438)	(180,253)
Increase (Decrease) in Accounts payable	25,025	(12,845)	340,538
Increase (Decrease) in Inventory assets	—	6228	(486)
Increase (Decrease) in deferred tax liability	—	0	4,855,897
Interest Accrued	—	(515)	(3,052)
Increase (Decrease) in loan	—	(3,000)	71,447
Net cash provided by operating activities	$—	$(28,557)	$14,456,751

Net cash provided by investing activities
Purchase of property and equipment	0	—	(1,311)
Purchase of Goodwill	—	0	(50,000)
Acquired intangible assets	—	0	(13,500,000)
Cash flow from investing activities	—	—	(100)
Issuance of loan receivable	0	—	(41,020)
Cash flow used in investing activities	$—	$—	$(13,592,431)

Cash flow from financing activities
Issuance of common stock	0	0	20,139
Payment of deferred offering costs	0	0	0
Proceeds from demand loans from related party	0	0	0
Payment to demand loans from related party	0	0	0
Cash flow provided by financing activities	$0	$0	$20,139

Net increase in cash and cash equivalents	—	(28,557)	884,459

Cash and cash equivalents at beginning of period	884,459	448,707	0

Cash and cash equivalents at end of period	$884,459	$420,150	$884,459

Supplemental Cash Flow Information
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Skajaquoda Group, Inc.
(A Development Stage Company)

Unaudited Consolidated Notes to Financial Statements as of March 31, 2014

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

Income Taxes - The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. As of March 31, 2014, the Company has deferred tax liabilities of $4,855,897. The Company's effective tax rate approximates the Federal statutory rates.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company has no potentially dilutive common shares at March 31, 2014.

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

Accrued interest on both the loan receivable as at March 31, 2014 and December 31, 2013 was $3,052 and $3,052 respectively.

5. Stockholders' Equity

Common Stock - The Company is authorized to issue ten million (10,000,000) shares of shares of Common Stock, par value $.00001 per share (the "Common Stock").

As of March 31, 2014, ten million (10,000,000) shares of Common Stock, par value $.00001 per share, are authorized, of which 1,000,000 shares are issued and outstanding.

All shares of the Company's Common Stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of Common Stock entitles the holder thereof to:

·	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;
·	To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and
·	To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no preemptive rights to acquire additional shares of Common Stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights. All outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock - As of March 31, 2014, no shares of Preferred Stock are authorized and no shares are issued and outstanding.

6. Related Party Transactions

As of March 31, 2014 the outstanding amount of loan agreement between the Company and Einar Agustsson, the chief executive officer of the company is $71,447. The loan does not bear interest and is due on demand.

7. Demand Loan Payable

Effective September 30, 2011, the Company entered into a loan agreement with a related party to borrow $110,000 to fund operations. The loan does not bear interest and is due on demand.

8. Acquisition Of Skajaquoda Limited

During the three month period ended June 30, 2013, the company acquired 100% of Skajaquoda Limited in Ireland for $50,000 which has been recorded as goodwill. The company does not record impairment on goodwill for the three months ended March 31, 2014.

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

During the three months ended June 30, 2013, deferred tax liability of $4,855,897 was recognized due to the acquisition of Skajaquoda Limited. Deferred tax liability was recognized on the revenue of $14,282,050 at the effective income tax rate of 34%.

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

Goal	Expected Manner of occurance or Method of Achievement	Date When Steps Should Be Accomplished	Cost of Completion
Complete IA Registration	Complete investment advisor registration process	3 - 6 months	$30,000
Launch Marketing Phase	Implementation of markting plan	3 - 6 months	$70,000
Create Corporate Identity and brand recognition	Build our image as a trusted service provider	6 - 18 months	$50,000

Our total expenditures over the next twelve months are anticipated to be approximately $150,000. Our cash on hand as of March 31, 2014 is $884,459

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

Cash Requirements

Our cash on hand as of March 31, 2014 is $884,459. However, we will require additional financing in order to proceed with some or all of our goals as projected at more than twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected at more than twelve (12) months.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

We had revenues of $(24,317) during the three months ended March 31, 2014, compared to $730,995 in revenues during the corresponding three month period ended March 31, 2013. The revenue came from product sales, consulting services and interest on loan assets.

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

Cost of Goods Sold

We had cost of goods sold of $0 and $711,278 for the three months ended March 31, 2014 and 2013 respectively.

Expenses

We incurred operating expenses in the amount of $0 during the three months ended March 31, 2014, compared to $19,786 for the corresponding three months ended March 31, 2013. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary.

Net Profit (Loss)

We incurred a net income (loss) of $(24,317) during the three months ended March 31, 2014, compared to $(69) during the corresponding three months ended March 31, 2013. This translates to income (loss) per share of $ 0.024 and $0.000 for the three months ended March 31, 2014 and 2013, respectively.

Results of Operations for the period from April 29, 2011 (Inception) to March 31, 2014

Revenues

We had revenues of $16,741,323 for the period from April 29, 2011 (Inception) to March 31, 2014. The revenue came from product sales, consulting services and interest on loan assets.

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

Cost of Goods Sold

We had cost of goods sold of $2,316,939 for the period from April 29, 2011 (Inception) to March 31, 2014.

Expenses

We incurred operating expenses in the amount of $196,237 for the period from April 29, 2011 (Inception) to March 31, 2014. Expenses consisted primarily of general operating expenses including professional fees. Our operating expenses are mostly attributable to our accounting and legal expenses. Our Chief executive officer is currently not receiving salary so we did not have any significant costs associated with salary.

Net Profit (Loss)

We incurred a net profit of $9,372,250 for the period from April 29, 2011 (Inception) to March 31, 2014

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2014 consisted of $884,459 in cash equivalents.

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

(b) Holders. At March 31, 2014, there were 41 record holders of 1,000,000 shares of the Company's Common Stock.

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

Going Concern

Our auditors included an explanatory statement in their report on the Company’s financial statements for the year ended December 31, 2013, expressing an opinion as to our ability to continue as a going concern as a result of a working capital deficit. Our ability to continue as a going concern is subject to the ability of the Company to obtaining additional funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) increasing our gross profit; (ii) financing from private placement sources; and (iii) converting outstanding debt to equity. Although the Company believes that it will be able to remain a going concern, through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 1A.       RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10Q, for the quarter ended June 30, 2013.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skajaquoda Group, inc.                                                          Date

            /s/ Einar Agustsson                                                                 May 20, 2014

By: Einar Agustsson

Its: Chief Executive Officer and Director

            /s/ Einar Agustsson                                                                 May 20, 2014

By: Einar Agustsson

Its: Chief Financial Officer and Principal Accounting Officer

